Form 10-Q
period 2000-06-30
GENENCOR INTERNATIONAL INC
filed 2000-09-11
CIK 1113099

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO______________

                        COMMISSION FILE NUMBER 000-31167

                          GENENCOR INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

          DELAWARE                                         16-1362385
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)


                               925 PAGE MILL ROAD
                           PALO ALTO, CALIFORNIA 94304
                                 (650) 846-7500
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                  ------------


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS
                                 YES [ ] NO [X]

                                  ------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS                      NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 5, 2000

    COMMON STOCK, PAR VALUE $.01 PER SHARE                           59,906,500

                                TABLE OF CONTENTS

                                                                                                                               Page
PART I.   FINANCIAL INFORMATION
   Item 1.  Financial Statements........................................................................................
            Condensed Consolidated Unaudited Balance Sheets as of June 30, 2000 and December 31, 1999...................         3
            Condensed Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2000
              and 1999..................................................................................................         4
            Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2000 and 1999...         5
            Notes to Condensed Consolidated Unaudited Financial Statements..............................................         6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................        10
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................        16

PART II.  OTHER INFORMATION
   Item 1.  Legal Proceedings...........................................................................................        16
   Item 2.  Changes in Securities and Use of Proceeds...................................................................        16
   Item 3.  Defaults Upon Senior Securities.............................................................................        17
   Item 4.  Submission of Matters to a Vote of Security Holders.........................................................        17
   Item 5.  Other Information...........................................................................................        17
   Item 6.  Exhibits and Reports on Form 8-K............................................................................        17

PART I.  FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         June 30,    December 31,
                                                                                           2000          1999
                                                                                           ----          ----
   ASSETS
   Current assets:
     Cash and cash equivalents......................................................    $    52,203   $    39,331
     Trade accounts receivable (less allowance for doubtful accounts of $2,056 in
        2000 and $1,814 in 1999)....................................................         47,288        48,081
     Inventories....................................................................         50,220        50,716
     Other current assets...........................................................         12,814        20,370
                                                                                        -----------   -----------
          Total current assets......................................................        162,525       158,498
   Property, plant and equipment, net...............................................        209,935       215,218
   Intangible assets, net...........................................................         74,406        80,448
   Other assets.....................................................................         47,683        45,136
                                                                                        -----------   -----------
          Total assets..............................................................    $   494,549   $   499,300
                                                                                        ===========   ===========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable..................................................................    $     3,963   $     5,774
     Current maturities of long-term debt...........................................             --        10,000
     Accounts payable and accrued expenses..........................................         42,705        43,506
     Other current liabilities......................................................         14,671        16,804
                                                                                        ------------  -----------
          Total current liabilities.................................................         61,339        76,084
   Long-term debt...................................................................        144,263       142,486
   Other long-term liabilities......................................................         25,342        27,669
                                                                                        -----------   -----------
          Total liabilities.........................................................        230,944       246,239
                                                                                        -----------   -----------
   Redeemable preferred stock:
     7 1/2% cumulative series A preferred stock, without par value, authorized
        1,000 shares, 970 shares issued and outstanding.............................        151,563       147,925

   Shareholders' equity:
     Common stock, par value $0.01 per share, 200,000,000
        shares authorized, 51,856,500 and 50,000,000 shares issued and outstanding at
        June 30, 2000 and December 31, 1999, respectively...........................            519           500
     Additional paid-in capital.....................................................        209,605       186,326
     Deferred stock-based compensation..............................................         (4,923)           --
     Notes receivable for common stock..............................................        (18,008)           --
     Accumulated deficit............................................................        (30,507)      (48,100)
     Accumulated other comprehensive loss...........................................        (44,644)      (33,590)
                                                                                        -----------   -----------
          Total shareholders' equity................................................        112,042       105,136
                                                                                        -----------   -----------
          Total liabilities, redeemable preferred stock and shareholders' equity....    $   494,549   $   499,300
                                                                                        ===========   ===========

     The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                Three months ended June 30,      Six months ended June 30,
                                                                    2000           1999            2000            1999
                                                               ------------    ------------    ------------    ------------
Revenues:
  Product revenue ...........................................  $     76,626    $     75,439    $    150,266    $    148,041
  Fees and royalty revenues .................................         3,065           2,109           9,124           4,373
                                                               ------------    ------------    ------------    ------------
       Total revenues .......................................        79,691          77,548         159,390         152,414
Operating expenses:
  Cost of product sold ......................................        43,263          44,156          85,261          87,656
  Research and development ..................................        12,761          11,769          24,585          21,791
  Sales, marketing and business
     development ............................................         7,181           6,740          12,846          11,902
  General and administrative ................................         6,846           6,503          12,388          11,403
  Amortization of intangible assets .........................         2,613           2,380           5,285           4,772
  Other expense/(income) ....................................           318             250              19             107
                                                               ------------    ------------    ------------    ------------
       Total operating expenses .............................        72,982          71,798         140,384         137,631
                                                               ------------    ------------    ------------    ------------
Operating income ............................................         6,709           5,750          19,006          14,783
Non operating expenses/(income):
  Investment income .........................................        (1,531)           --           (16,577)             --
  Interest expense ..........................................         2,610           2,523           5,270           5,026
  Interest income ...........................................          (784)           (175)         (1,344)           (315)
                                                               ------------    ------------    ------------    ------------
       Total non operating expenses/(income) ................           295           2,348         (12,651)          4,711
                                                               ------------    ------------    ------------    ------------
Income before provision for income taxes ....................         6,414           3,402          31,657          10,072
Provision for income taxes ..................................         1,726             849          10,426           2,444
                                                               ------------    ------------    ------------    ------------
Net income ..................................................  $      4,688    $      2,553    $     21,231    $      7,628
                                                               ============    ============    ============    ============
  Net income available to holders of common stock ...........  $      2,869    $        734    $     17,593    $      3,990
                                                               ============    ============    ============    ============
  Earnings per common share:
     Basic ..................................................  $       0.06    $       0.01    $       0.35    $       0.08
                                                               ============    ============    ============    ============
     Diluted ................................................  $       0.05    $       0.01    $       0.33    $       0.08
                                                               ============    ============    ============    ============
  Weighted average common shares outstanding:
     Basic ..................................................    51,237,667      50,000,000      50,618,833      50,000,000
                                                               ============    ============    ============    ============
     Diluted ................................................    53,574,886      50,000,000      52,695,810      50,000,000
                                                               ============    ============    ============    ============

     The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       Six months ended June 30,

                                                             2000       1999
                                                           --------   --------

Cash flows from operating activities:
  Net income ...........................................   $ 21,231   $  7,628
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................     17,972     17,243
      Loss on disposition of property, plant and
         equipment .....................................       --          469
      Gain on sale of marketable securities ............    (16,577)      --
      (Increase) decrease in operating assets:
         Trade accounts receivable .....................       (358)    (5,761)
         Inventories ...................................       (905)     5,727
         Other assets ..................................     (3,001)     1,223
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses .........         19     (4,742)
         Other liabilities .............................       (886)     2,595
                                                           --------   --------
         Net cash provided by operating activities .....     17,495     24,382
                                                           --------   --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ...........    (11,115)    (7,561)
  Proceeds from the sale of marketable securities ......     17,568       --
  Sale-leaseback of facility ...........................       --        4,194
  Other ................................................       --       (2,869)
                                                           --------   --------
         Net cash provided by (used in) investing
         activities.....................................      6,453     (6,236)
                                                           --------   --------
Cash flows from financing activities:
  Net payments on revolving credit facilities ..........       --        6,000
  Net payments on notes payable of Chinese affiliate ...       --       (1,300)
  Payment of long-term debt ............................    (10,000)      --
                                                           --------   --------
         Net cash (used in) provided by financing
         activities ....................................    (10,000)     4,700
                                                           --------   --------

Effect of exchange rate changes on cash ................     (1,076)    (1,497)
                                                           --------   --------
Net increase in cash and cash equivalents ..............     12,872     21,349
Cash and cash equivalents-- beginning of period ........     39,331     12,792
                                                           --------   --------
Cash and cash equivalents-- end of period ..............   $ 52,203   $ 34,141
                                                           ========   ========

     The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

1 -- BASIS OF PRESENTATION

         The condensed consolidated unaudited financial statements for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999, as included in the Company's Registration Statement on Form S-1, as amended, dated July 27, 2000. Such interim financial statements have been prepared in conformity with the rules and regulations of the U.S. Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


2 -- EARNINGS PER SHARE

         In 1999, the Company adopted SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at income available to common shareholders, undeclared and unpaid dividends on redeemable preferred stock of $1,819 were deducted for each quarter presented.

    Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As there were no dilutive securities in 1999, there is no effect on the numerator or denominator between the computations of basic and diluted earnings per common share in the 1999 periods presented.

    As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and six months ended June 30, 2000. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.


3 -- INVENTORIES

         Inventories consist of the following:

                                                   June 30,    December 31,
                                                     2000          1999
                                                     ----          ----
     Raw materials............................    $     7,237   $   5,730
     Work-in-progress.........................          8,874       8,024
     Finished goods...........................         34,109      36,962
                                                  -----------   ---------
       Inventories............................    $    50,220   $  50,716
                                                  ===========   =========

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4 -- NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                 June 30,   December 31,
                                                                  2000         1999
                                                                  ----         ----
    6.82% senior notes with payments of $28,000 due
      annually, commencing in 2002...........................  $  140,000   $   140,000
    Note payable to Gist-Brocades (G-b), as part of
      a 1995 acquisition, to finance the Company's
      purchase of a note from G-b between a third
      party and G-b. Interest at 5% is payable on
      the note only to the extent interest is paid
      to the Company by the third party. Principal
      was paid in a balloon payment in June 2000.............          --        10,000
    Notes payable of the Company's Chinese affiliate
      with principal payments due in 2000 and 2001.
      Interest rates on the notes range from 6.14%
      to 6.6%................................................       3,624         7,586
    Other....................................................         639           674
                                                               ----------   -----------
                                                                  144,263       158,260
    Less: Current maturities.................................          --       (15,774)
                                                               ----------   -----------
      Long-term debt.........................................  $  144,263   $   142,486
                                                               ==========   ===========


5 -- SHAREHOLDERS' EQUITY

         Accumulated other comprehensive loss consists of the following:

                                          Foreign     Marketable    Accumulated
                                         Currency     Securities       Other
                                        Translation    Valuation   Comprehensive
                                        Adjustment    Adjustment       Loss
                                       -----------   -----------  -------------
    Balances, December 31, 1999....... $  (38,061)   $   4,471      $ (33,590)

      Current period change...........     (7,405)      (3,649)       (11,054)
                                       ----------    ---------      ---------
    Balances, June 30, 2000........... $  (45,466)   $     822      $ (44,644)
                                       ==========    =========      =========


         The change in the marketable securities valuation adjustment for the six months ended June 30, 2000 includes a $5,888 ($9,589 pre-tax) reduction of accumulated other comprehensive loss related to realized gains from the sale of marketable equity securities. The remaining $2,239 ($3,647 pre-tax) relates to unrealized holding gains on the Company's available-for-sale securities.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


6 -- STOCK OPTION AND STOCK APPRECIATION RIGHT PLAN

    On May 3, 2000, the Company issued an additional 273,500 options under the Genencor International, Inc. Stock Option and Appreciation Right Plan (the Plan) at an exercise price of $9.70 per share. The Company determined that the estimated market value of its common stock exceeded the exercise price at the time of grant. As a result, the Company recorded deferred stock-based compensation of $2,642 in connection with the option grants. Stock-based compensation expense will be recognized over the vesting period of three years beginning in May 2000.

    On April 28, 2000, the Board of Directors of the Company allowed certain key employees to accelerate the exercise of 1,856,500 stock options granted under the Plan and purchase restricted shares of common stock. The restricted shares were purchased through the use of notes receivable from the employees. The vesting provisions of the restricted common stock agreements are the same as those of stock options under the Plan. The shares purchased are held in escrow by the Company until the note has been fully paid. The notes receivable are due and payable over four years. Interest is charged on the notes at a fixed rate of
6.71 percent. The notes receivable contain a provision that allows the Company to repurchase the restricted common stock under certain conditions. The total notes receivable for common stock were $18,008.



7 -- INVESTMENT INCOME

    During the three month and six month periods ended June 30, 2000, the Company realized a gain on the sale of marketable securities in the amount of $1,531 and $16,577, respectively. These amounts are included in investment income as part of total non operating income for the periods presented.


8 -- INCOME TAXES

    The Company's effective income tax rate for the six months ended June 30, 2000 of 33% includes the effect of $16.6 million pre-tax income resulting from the gain on sale of marketable equity securities in the United States which was tax-effected at a marginal rate of 38.6%.



9 -- RELATED PARTY TRANSACTIONS

    During the three months ended June 30, 2000, the Company made loans to officers of the Company in accordance with the Senior Management Relocation Policy for their permanent relocation to the Company's California facility. The notes reflecting the loans, which totaled $2,856, are non-interest bearing and mature in five and one-half years. Accordingly, interest income is imputed at 6.71% - 6.80% per year on the notes, with an offset recorded as compensation expense.


10 -- SUBSEQUENT EVENTS

Additional Stock Options

    Between July 1 and July 31, 2000, the Company issued an additional 333,425 stock options at a weighted average exercise price of $13.90 per share. The Company determined that the estimated market value of its common stock exceeded the exercise price at the time of grant. As a result, the Company will record deferred stock-based compensation of $1,822 in conjunction with the option grants. Stock-based compensation expense will be recognized over the vesting period of three years beginning in July 2000.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



10 -- SUBSEQUENT EVENTS - CONTINUED

Restated Certificate of Incorporation

    On July 25, 2000, the Company increased the authorized number of shares of common stock to 200,000,000 with a par value of $0.01.

Stock Split

    On July 25, 2000, the Company effected a one-for-two reverse stock split of its common stock. All references to share and per share amounts in these financial statements have been restated retroactively to reflect this split.

Initial Public Offering

    The Company completed its initial public offering of 8,050,000 shares of common stock at $18.00 per share, including 7,000,000 shares of common stock issued July 28, 2000 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the underwriters' over-allotment option. The combined net proceeds raised by the Company from the initial offering and the over-allotment option were $133,257.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our Registration Statement on Form S-1, dated July 27, 2000, as amended, and the unaudited interim consolidated financial statements included elsewhere in this report. This discussion may contain forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those anticipated by forward-looking information due to many factors, including those identified below and in our Registration Statement on Form S-1, dated July 27, 2000, as amended.

OVERVIEW

    We are engaged in the discovery, development, manufacturing and marketing of biotechnology products for the industrial chemicals, agriculture and health care markets. Our current revenues result primarily from the sale of novel enzymes to the cleaning, grain processing and textile industries, with the remainder from research funding and technology fees and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agriculture and industrial chemicals markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

    We manufacture our products through our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. In 1999, we derived approximately 60% of our revenues from our foreign operations. To date in 2000, we have derived approximately 49% of our revenues from our foreign operations.

SUMMARY OF RESULTS

    For the three months ended June 30, 2000, net income available for common shareholders increased to $2.9 million, or $0.05 per diluted share, from $0.7 million, or $0.01 per diluted share for the three months ended June 30, 1999. For the six months ended June 30, 2000, net income available for common shareholders increased to $17.6, or $0.33 per diluted share, from $4.0, or $0.08 per diluted share, for the six months ended June 30, 1999. Net income for both periods in 2000 was favorably impacted by a gain from the sale of marketable equity securities. The after-tax impact to net income for these one-time gains was $0.9 million and $10.2 million for the three and six month periods ended June 30, 2000, respectively.

RECENT DEVELOPMENTS

    In April 2000, we were the sole recipient of a $17 million contract from the U.S. Department of Energy's National Renewable Energy Laboratory for the development of an enzymatic process to convert biomass to bioethanol. The contract will be awarded over three years, and is part of the DOE's Biofuels Program. The DOE has determined that in order to feasibly convert biomass to ethanol, costs of cellulase enzymes suitable for biomass hydrolysis would have to be lowered significantly. We will work to reduce the current cellulase costs. This will involve a multi-disciplinary effort that integrates the discovery of novel cellulolytic activities, protein engineering, and overall production technologies including expression systems, fermentation, recovery, formulation and manufacturing.

    Also during the three months ended June 30, 2000, we expanded our alliance with The Procter & Gamble Company, as evidenced by three agreements. We are party to a new research agreement and a new technology transfer agreement, each dated June 30, 2000. These two agreements expire on June 30, 2003. Together, the agreements provide a framework for cooperation in areas to be agreed, particularly laundry and cleaning products. The research agreement provides for funding of $1.5 million over the term of the agreement. We are also party to a commercialization agreement dated April 25, 2000 relating to the development of proteins with reduced allergic potential for skin care products. This agreement provides for milestone payments up to $5.0 million and commercial terms, including royalties not to exceed $10 million and product sales, contingent on the successful development and commercialization of one or more products. This agreement remains in effect through execution of a supply agreement or expiration of cooperative product development efforts.

    In June 2000, we launched a new product, which is a starch desizing enzyme for use in the textile industry that works on fabrics sized with starch or starch derivatives to create stiffness in the materials. The enzyme's broad pH profile can provide savings in processing time and reduced energy costs to textile chemical formulators as it allows the combination of previously separate processes into one step.

     In August 2000, we expanded licenses from Medarex, Inc. and licensed a key patent family from Pharming Group NV. Both developments are important for advancing our transgenic mouse program. The licenses from Medarex include rights to develop, generate and use mice with transplanted human cells for research, development and commercialization of non-antibody therapeutic products. The licensed Pharming patents cover the insertion of greater than 50 kb DNA into a mammalian cell or animal. We believe that our i-mune(TM) transgenic mouse model will provide an important tool for the modeling of human infectious diseases and autoimmune disorders, as well as other diseases affecting the immune system, and facilitate the development of new products for the consumer and health care markets.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2000 and 1999

    Revenues. Total revenues for the three months ended June 30, 2000 increased $2.2 million, or 3% to $79.7 million from the three months ended June 30, 1999, due to increases in both product revenues and fees and royalty revenues.

    Product Revenues. Product revenues for the three months ended June 30, 2000 increased $1.2 million, or 2%, to $76.6 million from the three months ended June 30, 1999. In the three months ended June 30, 2000, unit volume grew 9%, while average prices fell 3%. Volume increased primarily due to increased protease enzyme sales to our largest customer, sales of a new enzyme based automatic dishwasher cleaning product, and continued business expansion with our grain processing and textile customers.

    For the three months ended June 30, 2000, product revenues in North America showed a $3.1 million, or 9%, increase to $37.7 million over the three months ended June 30, 1999 due primarily to increased protease sales to our largest customer and increased sales to existing grain processing customers. Revenues in Asia benefited from increased market penetration. In total, product revenues in Asia increased $2.1 million, or 29%, to $9.3 million in the three months ended June 30, 2000. Europe showed a decrease of $5.3 million, or 18%, to $24.0 million primarily driven by the impact of the stronger U.S. dollar against the Euro and decreased volume with cleaning customers. Latin American product revenues increased $1.3 million, or 30%, to $5.6 million due to improving economic conditions impacting our customers in Brazil.

    Approximately 30% of our product revenues are denominated in Euros, and the fluctuations in the currency exchange rate against the U.S. dollar can have a significant impact on our reported product revenues. However, because we incur most of the costs associated with our Euro revenues in Euros, the impact on net income is minimized. In the three months ended June 30, 2000, the strengthening of the U.S. dollar against foreign currencies caused a reduction in our product revenues of $2.8 million, or 4% from the three months ended June 30, 1999.

    Fees and Royalty Revenues. Our fees and royalty revenues consist primarily of funded research. Revenues generated from research funding result from collaborative agreements with various parties, including the U.S. Government, under which we perform research activities and receive fee based revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Overall, funded research revenues for the three months ended June 30, 2000 increased $0.8 million, or 40%, to $2.8 million from the three months ended June 30, 1999. Our funded research revenue as it relates to U.S. Government collaborations increased $0.7 million, or 175%, to $1.1 million from the three months ended June 30, 1999 to 2000 primarily due to a new collaboration with the National Renewable Energy Laboratory for the development of an improved enzymatic process to convert biomass to bioethanol.

    Royalties increased $0.2 million, or 100%, to $0.2 million in the three months ended June 30, 2000 due to an intellectual property agreement with one of our customers, which resulted from the resolution of patent infringement issues during the three months ended March 31, 2000.

Operating Expenses

    Cost of Product Sold. Cost of product sold decreased $0.9 million, or 2%, to $43.3 million in the three months ended June 30, 2000 from the three months ended June 30, 1999 even though the increased sales volume for the quarter increased costs $1.0 million. This was based on favorable impacts of approximately $0.6 million from cost reduction efforts, $1.9 million due to the impact of the stronger U.S. dollar against foreign currencies, and $0.6 million due to a decrease in long-term incentive compensation expense. These decreases were partially offset by increases in our distribution costs of $1.1 million.

    Gross Profit and Margins from Product Sold. Gross profit from product sold for the three months ended June 30, 2000 increased $2.1 million, or 7%, to $33.4 million from the three months ended June 30, 1999. This increase was caused by the significant product revenue related factors of a 9% increase due to volume and a 3% decrease in average prices. These product revenue related factors were combined with a decrease of 2% in cost of product sold due to the favorable impacts of cost reduction efforts and reductions in other manufacturing costs, offset by increases in our distribution costs. This net increase was partially offset by a $0.9 million reduction in gross profit due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors, gross margin on product revenue increased to 44% in the three months ended
June 30, 2000 from 41% in the three months ended June 30, 1999.

    Research and Development. Research and development expenses primarily consist of the personnel related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $1.0 million, or 8%, to $12.8 million in the three months ended June 30, 2000 from the three months ended June 30, 1999 as we continue to increase our investment in technology platforms and enzyme discovery for new markets, partially offset by a $0.9 million reduction in long-term incentive compensation expense. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $1.4 million, or 33%, to $2.9 million in the three months ended June 30, 2000 from the three months ended June 30, 1999. We currently anticipate that our research and development expenditures as a percentage of revenues will grow in the near future, as well as other business expenses related to research and development activities in conjunction with our growth.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel related and marketing costs incurred by our global sales force. Total expenses increased $0.4 million, or 6%, to $7.2 million in the three months ended June 30, 2000 from the three months ended June 30, 1999 due to personnel related costs, such as an increase in salaries and benefits, which were partially offset by a $0.5 million decrease in long-term compensation expense, and an increase in the reserve for doubtful accounts at our Chinese affiliate of $0.2 million.

    General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $0.3 million, or 5%, to $6.8 million in the three months ended June 30, 2000 from the three months ended June 30, 1999 due primarily to increases in salaries and benefits of $0.3 million, in third party services of approximately $0.3 million, and an increase of approximately $0.3 million related to new office space in Rochester, New York. These increases were partially offset by a $0.6 million decrease in long-term incentive compensation expense in the three months ended June 30, 2000 from the three months ended June 30, 1999.

    Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives, with a weighted average life of 14 years. Amortization expense increased $0.2 million, or 8%, to $2.6 million in the three months ended June 30, 2000 from the three months ended June 30, 1999 primarily due to goodwill related to the 1999 acquisition of Genencor (Wuxi) Bio-Products.

    Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than our functional currency.

    Deferred Compensation and Other Non-Cash Compensation Charges. We determine deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock, as estimated for financial reporting purposes, on the date we granted the options. In connection with the grant of stock options to employees on May 3, 2000, we recorded deferred compensation expense of approximately $2.6 million. We recorded this amount as a component of shareholders' equity and will amortize it as a charge to operations over the vesting period of the options. In total, amortization of deferred compensation expense for the three months ended June 30, 2000 was $0.4 million. We included these amounts in cost of product sold and research and development, sales, marketing and business development, and general and administrative expenses for all periods presented.

Non Operating Expenses and Income

    Investment Income. Investment income represents gains from the sale of marketable equity securities. In the three months ended June 30, 2000 investment income increased $1.5 million, or 100%, from the three months ended June 30,1999 due to the sale of marketable equity securities.

    Income Taxes. The effective income tax rate for the three months ended June 30, 2000 was 27% as compared to 25% for the three months ended June 30, 1999. The effective tax rate for the current quarter increased primarily due to the $1.5 million pre-tax income resulting from the sale of marketable equity securities in the United States. This income was tax effected at a marginal rate of 38.6%.


Comparison of the Six Months Ended June 30, 2000 and 1999

    Revenues. Total revenues for the six months ended June 30, 2000 increased $7.0 million, or 5%, to $159.4 million from 1999, primarily due to an increase in fees and royalty revenues.

    Product Revenues. Product revenues in the six months ended June 30, 2000 increased $2.2 million, or 1%, to $150.3 million from 1999. Without the impact of the stronger U.S. dollar against foreign currencies in 2000 versus 1999, product revenues in the six months ended June 30, 2000 would have further increased by 4%. In the six months ended June 30, 2000, unit volume grew 8%, while average prices fell 2%. Volume increased primarily due to increased protease enzyme sales to our largest customer and increased sales volume with existing grain processing customers.

    Regionally, North American product revenues increased $6.9 million, or 11%, to $72.2 million driven primarily by cleaning and grain processing sales, but European product revenues declined $10.3 million, or 17%, to $51.1 million due primarily to lower cleaning sales and the impact of currency exchange rates. In the six months ended June 30, 2000 our product revenues in Latin America increased $1.6 million, or 19%, to $9.9 million from 1999 due primarily to increased sales to our largest Latin American customer. Product revenues in Asia benefited from increased market penetration and the acquisition of an ownership interest in Genencor (Wuxi) Bio-Products, which reported $3.9 million in product revenues in the six months ended June 30, 2000 compared to $1.9 million in 1999.

    Fees and Royalty Revenues. Our fees and royalty revenues consist primarily of funded research and royalties. Overall, funded research revenues in the six months ended June 30, 2000 increased $1.1 million, or 26%, to $5.3 million from 1999. For the same period, our funded research revenue, as it relates to U.S. Government collaborations, increased $0.7 million, or 64%, to $1.8 million from 1999 to 2000 primarily due to funding provided by the National Renewable Energy Laboratory to develop an improved enzymatic process to convert biomass into bioethanol. For the same period, funded research revenues provided by customers increased $0.4 million, or 13%, to $3.5 million from 1999 to 2000 primarily due to an increase in funding under our collaborative research and development agreement with E.I. du Pont de Nemours and Company to develop and commercialize a biologically derived intermediate for the production of a new type of polyester.

    Royalties increased to $3.7 million in the six months ended June 30, 2000 from $0.1 million for the same period in 1999 due primarily to the favorable resolution of a patent infringement issue with a customer, for which one-time royalties of $3.5 million were received during the first quarter of 2000. These one-time royalties pertain to previous sales, using patented technology, made by the customer to third parties. The related intellectual property agreement provides for future royalties.

Operating Expenses

    Cost of Product Sold. Cost of product sold decreased $2.4 million, or 3%, to $85.3 million in the six months ended June 30, 2000 from 1999 even though increased sales volume increased costs $2.2 million. This was driven primarily by favorable impacts of cost reduction efforts of approximately $2.5 million, reductions due to the impact of the stronger U.S. dollar against foreign currencies of $4.2 million, and a decrease in long-term incentive compensation expense of $0.5 million. These reductions were partially offset by increases in our distribution costs of $2.4 million and in other costs of approximately
$0.2 million.

    Gross Profit and Margins from Product Sold. Gross profit from product sold in the six months ended June 30, 2000 increased $4.6 million, or 8%, to $65.0 million from 1999. This increase was caused by significant product revenue related factors including an 8% increase due to unit volume and an average price decline of 2%. These product revenue related factors were combined with a decrease of 3% in cost of product sold due to the favorable impacts of cost reduction efforts and other reductions in our manufacturing costs offset by increases in our distribution costs. This net increase was partially offset by a $2.3 million decrease due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors, gross margin on product revenue increased to 43% in the six months ended June 30, 2000 from 41% in 1999.

    Research and Development. These expenses increased $2.8 million, or 13%, to $24.6 million in the six months ended June 30, 2000 from 1999 as we increased our investment in technology platforms and product discovery for new markets. The increase from 1999 was partially offset by a decrease in long-term incentive compensation expense of $0.9 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $1.0 million, or 13%, to $6.6 million in the six months ended June 30, 2000 from 1999.

    Sales, Marketing and Business Development. Total expenses increased $0.9 million, or 8%, to $12.8 million in the six months ended June 30, 2000 from 1999, primarily due to an increase in personnel related costs, such as salaries and benefits, which were partially offset by a $0.4 million decrease in long-term incentive compensation expense, and an increase in the reserve for doubtful accounts at our Chinese affiliate of $0.2 million.

    General and Administrative. These expenses increased $1.0 million, or 9%, to $12.4 million in the six months ended June 30, 2000 from 1999 due primarily to increased salaries and benefits of $0.5 million, increased third party services of $0.4 million, and increased costs related to new office space in Rochester, New York of approximately $0.5 million. These increases were partially offset by decreased long-term incentive compensation expense.

    Amortization of Intangible Assets. Amortization expense increased $0.5 million, or 10%, to $5.3 million in the six months ended June 30, 2000 from 1999 due primarily to amortization of goodwill resulting from the acquisition of Genencor (Wuxi) Bio-Products Company, Ltd.

    Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than our functional currency.

    Deferred Compensation and Other Non-Cash Compensation Charges. We determine deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock, as estimated for financial reporting purposes, on the date we granted the options. In connection with the grant of stock options to employees during the six months ended June 30, 2000, we recorded deferred compensation expense of approximately $5.3 million. We recorded this amount as a component of shareholders' equity and will amortize it as a charge to operations over the vesting period of the options. In total, amortization of deferred compensation expense for the six months ended June 30, 2000 was $0.4 million. We included these amounts in cost of product sold and research and development, sales, marketing and business development, and general and administrative expenses for all periods presented.

Non Operating Expense and Income

    Investment Income. Investment income represents gains from the sale of marketable equity securities for the six months ended June 30, 2000. Investment income increased $16.6 million, or 100%, from the same period in 1999 due to the sale of marketable equity securities.

    Income Taxes. Several factors affected our effective income tax rate in 2000, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets which is not deductible for tax purposes, and research and experimental tax credits. For the six months ended June 30, the effective income tax rate for 2000 was 33% compared with 24% during the same period in 1999. For the six months ended June 30, 2000, the effective rate includes the effect of the $16.6 million pre-tax income resulting from the sale of marketable equity securities and a $3.5 million pre-tax gain from the settlement of certain patent infringent issues, both in the United States. These items were tax effected at a marginal rate of 38.6%. We are subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35% to 17.5%. This ruling will expire at the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

    Our funding needs consist primarily of capital expenditures, research and development activities, sales and marketing expenses, and general corporate purposes. We have financed our operations primarily through cash from the sale of products, research and development funding from partners, government grants, and short-term and long-term borrowings.

    We believe that our current cash balances plus funds to be provided from our current year operating activities will satisfy our funding needs over the next twelve months. We believe that the proceeds from our initial public offering in July 2000, including those received from the underwriters' exercise of their over-allotment option in August 2000, plus funds to be provided from our operating activities will adequately fund our anticipated long-term needs thereafter. Factors that could negatively impact our cash position include, but are not limited to, future levels of product, fees and royalty revenues, expense levels, capital expenditures, acquisitions, and foreign currency exchange rate fluctuations.

    As of June 30, 2000, cash and cash equivalents totaled $52.2 million, which we invested in short-term instruments including commercial paper, institutional money market funds and bank deposits. The net proceeds from our offering of $133.3 million, including $17.6 million from the exercise of the underwriters' over-allotment option in August 2000, are also invested in short-term instruments.

    Cash provided by operations was $17.5 million and $24.4 million for the first six months of 2000 and 1999, respectively. The decrease of $6.9 million in the first six months of 2000 from the first six months of 1999 was generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

    Cash provided by investing activities was $6.5 million in the first six months of 2000 compared to a use of $6.2 million during the first six months of 1999. This difference of $12.7 million was driven by proceeds from the sale of marketable securities in 2000, offset by one-time events that occurred during 1999, such as completion of a sale/leaseback transaction, the acquisition of Genencor (Wuxi) Bio-Products, and an equity investment of $1.5 million in Prodigene, Inc. Capital expenditures totaled $11.1 million in 2000 compared with $7.6 million in 1999. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

    Cash used in financing activities of $10.0 million during the first six months of 2000 resulted from the June 2000 payment of a long-term note to Gist-Brocades (G-b) related to the 1995 acquisition of the G-b enzyme business. Cash provided by financing activities was $4.7 million in 1999, driven primarily by an increase in our outstanding borrowings on our revolving credit facilities. There were no dividends paid to common shareholders for the first six months of 2000 and 1999. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of at least 55% and a maximum ratio of debt to EBITDA of 3.5:1.

    We currently have a $30.0 million line of credit with a commercial bank, which is available for general corporate purposes. At June 30, 2000 there were no borrowings under the agreement. The line of credit matures on the earlier of November 6, 2000, or when we execute a new revolving credit agreement. Before the existing line of credit matures, we intend to execute a new agreement. Our long-term debt consists primarily of $140.0 million in senior notes issued in 1996 to certain institutional investors. These notes bear interest at 6.82% and are payable in annual installments of $28.0 million commencing in March 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.


MARKET RISK

    Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 49% of our 2000 revenues. We believe that we mitigate our risk due to foreign currency exchange rate fluctuation by our strategy of locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We manage the foreign currency exposures that remain through the use of foreign currency forward contracts and currency options. We do not use these instruments for speculative purposes.

    As of June 30, 2000, cash and short-term investments totaled $52.2 million. Of this amount, $20.1 million was denominated in Euros. Our short-term debt outstanding was not significant as of June 30, 2000. To the extent U.S. dollar and Euro interest rates decline, the return on the cash investments would also decline. To the extent such deposits remain outstanding, we will be subject to risks associated with future foreign exchange fluctuations. If we were to borrow from our line of credit, our cost of short-term debt would be sensitive to changes in the general level of interest rates in the United States.

    Our subsidiary based in the Netherlands, which adopted the Euro as its functional currency, has average annual U.S. Dollar and Japanese Yen denominated revenues of approximately $40.0 million and $4.0 million, respectively. We use foreign currency forward contracts and currency options to hedge these anticipated revenues. At June 30, 2000, we had total Japanese Yen denominated forward contracts of approximately $0.6 million. We had U.S. dollar denominated option contracts with a principal value of approximately $25.1 million. We also use option contracts to hedge Euro denominated intercompany transactions. As of June 30, 2000, the principal value of these contracts was approximately $10.1 million. All of these contracts mature between July 15 and December 15, 2000.

Interest Rates

    Our interest income is sensitive to changes in the general level of interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments.

Foreign Currency Exposure

    We conduct business throughout the world. To date, we have derived approximately 49% of our 2000 revenues and approximately 47% of our operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America and Asia. The Euro presents our most significant foreign currency exchange risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

    Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts are generally for periods of less than nine months and are not material. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.


YEAR 2000 COMPLIANCE

    As of June 30, 2000, we had not experienced any Year 2000 related disruption in the operation of our business. We cannot be sure, however, that all potential Year 2000 problems involving our business or the business of our customers have become apparent. We continue to monitor our technological operations to evaluate whether there are any indications that Year 2000 problems may still impact our business. Given the general uncertainty regarding Year 2000 issues, Year 2000 issues may have a material adverse effect on our business. We spent approximately $0.8 million in Year 2000 related remediation costs. These costs did not have a material effect on our results of operations and financial condition and we do not anticipate that we will incur these types of costs in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information presented in Item 2 of Part I of this Report on Form 10-Q under the heading "Market Risk" is hereby incorporated by reference.




PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         NONE


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 28, 2000, the Board of Directors of the Company allowed certain key employees to accelerate the exercise of 1,856,500 stock options granted under the Genencor International, Inc. Stock Option and Appreciation Right Plan and purchase restricted shares of common stock.

    A Registration Statement on Form S-1 (File No. 333-36452) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on July 27, 2000. The underwriters' over-allotment purchase option was completed on August 25, 2000.

    In the aggregate, we sold 8,050,000 shares, which includes 1,050,000 shares for the underwriters' over-allotment option, in the offering for gross proceeds of $144.9 million. The managing underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney Inc.

    In connection with the offering, we incurred total expenses of $11.6 million, including underwriting discounts and commissions of $10.1 million and other expenses estimated at approximately $1.5 million. After expenses, our net proceeds from the offering were approximately $133.3 million. No expenses were paid or payments made to our directors, officers, or affiliates or 10% owners of any class of our equity securities. We have invested the net proceeds of the offering in short-term securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    NONE


ITEM 5. OTHER INFORMATION
    NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS
         SEE INDEX TO EXHIBITS

B.       REPORTS ON FORM 8-K
         NONE

                                   SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GENENCOR INTERNATIONAL, INC.



Date September 11, 2000                    By:  /s/ Raymond J. Land
     ------------------                         -------------------
                                           Raymond J. Land
                                           Senior Vice President and
                                           Chief Financial Officer





Date September 11, 2000                    By:  /s/ Darryl L. Canfield
     ------------------                         ----------------------
                                           Darryl L. Canfield
                                           Vice President and Corporate
                                           Controller
                                           (Chief Accounting Officer)

                                INDEX TO EXHIBITS

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession
               Not applicable.

     (3) (i) Form of Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.3 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

          (ii) Form of Amended and Restated Bylaws is incorporated herein by reference to Exhibit 3.4 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

     (4) Instruments defining the rights of securities holders, including indentures

          (a) The documents listed under (3) are incorporated herein by reference.

          (b) Form of Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

          (c) Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein, dated March 28, 1996 is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

          (d) Line of Credit Offering Letter for a $30,000,000 Line of Credit between the Company and The Chase Manhattan Bank, dated May 4, 2000 is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

          (e) $10 million Promissory Note by the Company in favor of Gist-Brocades International B.V., dated June 2, 1995 is incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

     (10) Material Contracts

          (a) Stockholder Agreement between the Company, Eastman Chemical Company and Danisco A/S, dated July 25, 2000 is incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 26, 2000.

          (b) Research Agreement between the Company and The Procter & Gamble Company, dated June 30, 2000 is incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

          (c) Technology Transfer Agreement between the Company and The Procter & Gamble Company, dated June 30, 2000 is incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

          (d) Commercialization Agreement between the Company and The Procter & Gamble Company, dated April 25, 2000 is incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

          (e) National Renewable Energy Laboratory Letter Subcontract, dated April 18, 2000, between Midwest Research Institute acting through its National Renewable Energy Laboratory Division and the Company is incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

          (f) License Agreement, dated May 17, 2000, between Energy Biosystems Corporation and the Company is incorporated herein by reference to Exhibit 10.30 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 27, 2000.

     (11) Statement re computation of per share earnings

               Unaudited Statement Regarding Computation of Per Share Earnings is included herein as Exhibit 11.

     (15) Letter re unaudited interim financial information

               Not applicable.

     (18) Letter re change in accounting principles

               Not applicable.

     (19) Report furnished to security holders

               Not applicable.

     (22) Published report regarding matters submitted to a vote of security holders

               Not applicable.

     (23) Consents of experts and counsel

               Not applicable.

     (24) Power of Attorney

               Not applicable.

     (27) Financial Data Schedule

               The Financial Data Schedule is included herein as Exhibit 27.

     (99) Additional Exhibits

               Not applicable.