Form 10-Q
period 2000-09-30
GENENCOR INTERNATIONAL INC
filed 2000-11-14
CIK 1113099

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                  YES [X]  NO [ ]


                                  ------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                                             NUMBER OF SHARES OUTSTANDING
                                                      AT NOVEMBER 10, 2000


COMMON STOCK, PAR VALUE $.01 PER SHARE                   59,906,500

                                TABLE OF CONTENTS


                                                                                                                              Page
                                                                                                                              ----
PART I.     FINANCIAL INFORMATION
    Item 1. Financial Statements.........................................................................................
            Condensed Consolidated Unaudited Balance Sheets as of September 30, 2000 and December 31, 1999...............       3
            Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended
              September 30, 2000 and 1999................................................................................       4
            Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999................................................................................       5
            Notes to Condensed Consolidated Unaudited Financial Statements...............................................       6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................       9
    Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................................      17

PART II.    OTHER INFORMATION
    Item 1. Legal Proceedings............................................................................................      17
    Item 2. Changes in Securities and Use of Proceeds....................................................................      17
    Item 3  Defaults Upon Senior Securities..............................................................................      17
    Item 4. Submission of Matters to a Vote of Security Holders..........................................................      17
    Item 5. Other Information............................................................................................      17
    Item 6. Exhibits and Reports on Form 8-K.............................................................................      17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                              2000           1999
                                                                                              ----           ----
   ASSETS
   Current assets:
     Cash and cash equivalents......................................................    $   193,561   $    39,331
     Trade accounts receivable, net ................................................         47,407        48,081
     Inventories....................................................................         44,896        50,716
     Other current assets...........................................................         14,133        20,370
                                                                                        -----------   -----------
          Total current assets......................................................        299,997       158,498
   Property, plant and equipment, net...............................................        204,028       215,218
   Intangible assets, net...........................................................         70,322        80,448
   Other assets.....................................................................         47,637        45,136
                                                                                        -----------   -----------
          Total assets..............................................................    $   621,984   $   499,300
                                                                                        ===========   ===========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable..................................................................    $     4,325   $     5,774
     Current maturities of long-term debt...........................................             --        10,000
     Accounts payable and accrued expenses..........................................         43,553        43,506
     Other current liabilities......................................................         15,299        16,804
                                                                                        -----------   -----------
          Total current liabilities.................................................         63,177        76,084
   Long-term debt...................................................................        144,737       142,486
   Other long-term liabilities......................................................         23,813        27,669
                                                                                        -----------   -----------
          Total liabilities.........................................................        231,727       246,239
                                                                                        -----------   -----------
   Redeemable preferred stock:
     7 1/2% cumulative series A preferred stock, without par value, authorized
        1,000 shares, 970 shares issued and outstanding.............................        153,382       147,925
   Shareholders' equity:
     Common stock, par value $0.01 per share, 200,000,000
        Shares authorized, 59,906,500 and 50,000,000 shares issued and outstanding at September 30, 2000 and December 31, 1999,
        respectively................................................................            599           500
     Additional paid-in capital.....................................................        344,148       186,326
     Deferred stock-based compensation..............................................         (6,153)           --
     Notes receivable for common stock..............................................        (18,008)           --
     Accumulated deficit............................................................        (27,570)      (48,100)
     Accumulated other comprehensive loss...........................................        (56,141)      (33,590)
                                                                                        -----------    ----------
          Total shareholders' equity................................................        236,875       105,136
                                                                                        -----------    ----------
          Total liabilities, redeemable preferred stock and shareholders' equity....    $   621,984    $  499,300
                                                                                        ===========    ==========

          The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                               -------------                -------------
                                                             2000          1999          2000          1999
                                                             ----          ----          ----          ----
Revenues:
  Product revenue .................................   $     77,359    $     74,211    $    227,625    $    222,252
  Fees and royalty revenues .......................          3,369           4,501          12,493           8,874
                                                      ------------    ------------    ------------    ------------
       Total revenues .............................         80,728          78,712         240,118         231,126
Operating expenses:
  Cost of product sold ............................         44,495          44,244         129,756         131,900
  Research and development ........................         13,762          11,118          38,347          32,909
  Sales, marketing and business
     Development ..................................          8,521           6,250          21,367          18,152
  General and administrative ......................          6,959           5,642          19,347          17,045
  Amortization of intangible assets ...............          2,615           2,695           7,900           7,467
  Restructuring and related charges ...............             --           6,579              --           6,579
  Other (income)/expense ..........................           (956)           (184)           (937)            (77)
                                                      ------------    ------------    ------------    ------------
       Total operating expenses ...................         75,396          76,344         215,780         213,975
                                                      ------------    ------------    ------------    ------------
Operating income ..................................          5,332           2,368          24,338          17,151
Non operating (income)/expenses:
  Investment income ...............................           --              --           (16,577)           --
  Interest expense ................................          2,608           2,828           7,878           7,854
  Interest income .................................         (2,712)           (175)         (4,056)           (490)
                                                      ------------    ------------    ------------    ------------
       Total non operating (income)/expenses ......           (104)          2,653         (12,755)          7,364
                                                      ------------    ------------    ------------    ------------
Income (loss) before provision for income taxes ...          5,436            (285)         37,093           9,787
Provision for income taxes ........................            683               8          11,109           2,452
                                                      ------------    ------------    ------------    ------------
Net income (loss) .................................   $      4,753    $       (293)   $     25,984    $      7,335
                                                      ============    ============    ============    ============
  Net income (loss)  available to holders of
    common stock                                      $      2,934    $     (2,112)   $     20,527    $      1,878
                                                      ============    ============    ============    ============
  Earnings per common share:
     Basic ........................................   $       0.05    $      (0.04)   $       0.39    $       0.04
                                                      ============    ============    ============    ============
     Diluted ......................................   $       0.05    $      (0.04)   $       0.37    $       0.04
                                                      ============    ============    ============    ============
  Weighted average common shares:
     Basic ........................................     56,873,167      50,000,000      52,703,611      50,000,000
                                                      ============    ============    ============    ============
     Diluted ......................................     59,501,875      50,000,000      54,964,499      50,000,000
                                                      ============    ============    ============    ============



   The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                         2000           1999
                                                  ---------------   ---------------
Cash flows from operating activities:
  Net income .......................................   $  25,984    $   7,335
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Depreciation and amortization ................      26,550       26,699
      Amortization of deferred stock-based
         compensation ..............................         962         --
      Loss on disposition of property, plant and
         equipment .................................         197          469
      Gain on sale of marketable securities ........     (16,577)        --
      (Increase) decrease in operating assets:
         Trade accounts receivable .................      (2,356)      (1,602)
         Inventories ...............................       2,576        8,128
         Other assets ..............................      (6,298)      (1,699)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses .....       1,844         (425)
         Other liabilities .........................          15       (8,273)
                                                       ---------    ---------
         Net cash provided by operating activities..      32,897       30,632
                                                       ---------    ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......     (16,516)     (10,898)
  Proceeds from the sale of marketable securities ..      17,568         --
  Sale-leaseback of facility .......................        --          4,194
  Reimbursement of purchase price...................        --          1,331
  Acquisition of business, net of cash acquired ....        --         (3,293)
  Payment to acquire equity interest in affiliate ..        --         (1,500)
                                                       ---------    ---------
         Net cash provided by (used in) investing
          activities ...............................       1,052      (10,166)
                                                       ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock .......     132,801         --
  Net payments on revolving credit facilities ......        --         (8,000)
  Net proceeds  (payments) on notes payable of
      Chinese affiliate ............................         966       (1,661)
  Payment of long-term debt ........................     (10,000)        --
  Other ............................................         (86)        --
                                                       ---------    ---------
         Net cash provided  by (used in)
          financing activities .....................     123,681       (9,661)
                                                       ---------    ---------
Effect of exchange rate changes on cash ............      (3,400)        (861)
                                                       ---------    ---------
Net increase in cash and cash equivalents ..........     154,230        9,944
Cash and cash equivalents-- beginning of period ....      39,331       12,792
                                                       ---------    ---------
Cash and cash equivalents-- end of period ..........   $ 193,561    $  22,736
                                                       =========    =========


   The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1 -- BASIS OF  PRESENTATION

     The condensed consolidated unaudited financial statements for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999, as included in the Company's Registration Statement on Form S-1, as amended, dated July 27, 2000. Such interim financial statements have been prepared in conformity with the rules and regulations of the U.S. Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


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

     As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and nine months ended September 30, 2000. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.


3 -- INVENTORIES

     Inventories consist of the following:

                                                    SEPTEMBER 30   DECEMBER 31,
                                                         2000          1999
                                                    ----------     ---------

           Raw materials........................    $    6,674     $   5,730
           Work-in-progress.....................         6,907         8,024
           Finished goods.......................        31,315        36,962
                                                    ----------     ---------
            Inventories........................     $   44,896     $  50,716
                                                    ==========     =========

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



4 -- SHAREHOLDERS' EQUITY

     Accumulated other comprehensive loss consists of the following:


                                                                      FOREIGN       MARKETABLE    ACCUMULATED
                                                                     CURRENCY       SECURITIES       OTHER
                                                                    TRANSLATION      VALUATION   COMPREHENSIVE
                                                                    ADJUSTMENT      ADJUSTMENT       LOSS
                                                                    -----------     ----------   -------------
                      Balances, December 31, 1999...............   $  (38,061)     $    4,471     $  (33,590)

                        Current period change...................      (18,748)         (3,803)       (22,551)
                                                                   ----------      ----------     ----------

                      Balances, September 30, 2000..............   $  (56,809)     $      668     $  (56,141)
                                                                   ==========      ==========     ==========


     The change in the marketable securities valuation adjustment for the nine months ended September 30, 2000 includes a $5,888 ($9,589 pre-tax) reduction of accumulated other comprehensive loss related to realized gains from the sale of marketable equity securities. The remaining $2,085 ($3,491 pre-tax) relates to unrealized holding gains on the Company's available-for-sale securities.

Restated Certificate of Incorporation

     On July 25, 2000, the Company increased the authorized number of shares of common stock to 200,000,000 with a par value of $0.01 per share.

Stock Split

     On July 25, 2000, the Company effected a one-for-two reverse stock split of its common stock. All references to share and per share amounts in these financial statements have been restated retroactively to reflect this split.

Initial Public Offering

     The Company completed its initial public offering of 8,050,000 shares of common stock at $18.00 per share, including 7,000,000 shares of common stock issued July 28, 2000 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the underwriters' exercise of the over-allotment option. The combined net proceeds raised by the Company from the initial offering and the over-allotment option were $132,801.


5 -- STOCK OPTION AND STOCK APPRECIATION RIGHT PLAN

     Between July 1 and July 31, 2000, the Company issued an additional 333,425 stock options at a weighted average exercise price of $13.90 per share. The Company determined that the estimated market value of its common stock exceeded the exercise price at the time of grant. As a result, the Company recorded deferred stock-based compensation of $1,822 in conjunction with the option grants. Stock-compensation expense will be recognized over the vesting period of three years beginning in July 2000.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




6 -- FOREIGN CURRENCY TRANSACTION (LOSSES) / GAINS

     Foreign currency transaction net gains/(losses) are included in other operating income/expenses. Total foreign currency transaction net gains for the three months and nine months ended September 30, 2000 were $1.1 million and $1.5 million, respectively.

7 -- INVESTMENT INCOME

     During the nine months ended September 30, 2000, the Company realized a gain on the sale of marketable securities in the amount of $16,577. This amount is included in investment income as part of total non-operating income for the period.

8 -- INCOME TAXES

     The Company's effective income tax rate for the three months ended September 30, 2000 of 13% reflects the year-to-date impact of the Company's most recent assessment of its annual effective income tax rate. This assessment included the Company's reevaluation of its ability to utilize certain deferred tax assets which will result in the release of valuation allowances, approximately $1.5 million of which will increase the Company's annual net income.

     The Company's effective income tax rate for the nine months ended September 30, 2000 of 30% includes the effect of $16.6 million pre-tax income resulting from the gain on the sale of marketable equity securities in the United States which was tax-effected at a marginal rate of 38.6%.

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

     We manufacture our products through our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. In 1999, we derived approximately 60% of our revenues from our foreign operations. For the nine months ended September 30, 2000, we have derived approximately 49% of our revenues from our foreign operations.

SUMMARY OF RESULTS

     For the three months ended September 30, 2000, net income available for common shareholders increased to $2.9 million, or $0.05 per diluted share, from a loss of $2.1 million, or $0.04 per diluted share for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net income available for common shareholders increased to $20.5 million, or $0.37 per diluted share, from $1.9 million, or $0.04 per diluted share, for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was favorably impacted by a gain from the sale of marketable equity securities. The after-tax impact to net income for this one-time gain was $10.2 million for the nine months ended September 30, 2000. Additionally, net income for the 1999 period was impacted by a $6.6 million restructuring charge associated with our manufacturing facility in Belgium.

RECENT DEVELOPMENTS

     During the third quarter of 2000, we completed an initial public offering of 8,050,000 shares of common stock at $18.00 per share. This included 7,000,000 shares of common stock issued July 28, 2000 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the underwriters' exercise of the over-allotment option. The combined net proceeds from the initial offering and the over-allotment option exercise were approximately $132.8 million. We anticipate using the net proceeds from the offering for research and development activities, capital expenditures, financing possible acquisitions, working capital and other general corporate purposes.

     In August 2000, we expanded licenses from Medarex, Inc. and licensed a key patent family from Pharming Group NV. Both developments are important for advancing our transgenic mouse program. The licenses from Medarex include rights to develop, generate and use mice with transplanted human cells for research, development and commercialization of non-antibody therapeutic products. The licensed Pharming patents cover the insertion of greater than 50 kb DNA into a mammalian cell or animal. We believe that our i-mune (TM) transgenic mouse model will provide an important tool for the modeling of human infectious diseases and autoimmune disorders, as well as other diseases affecting the immune system, and facilitate the development of new products for the consumer and health care markets.

     In September 2000, we expanded our research collaboration with Xgene Corporation, with whom we began working in May 1999, to develop human skin models and in-vitro based assays useful for pharmaceutical and personal care applications. We have agreed to collaborate for an additional two years to develop tools to test compounds for activity against the human papilloma virus
(HPV) and test the efficacy of compounds for the treatment of human skin inflammation. We believe that combining Xgene's expertise in the development of artificial skin and assays with our ability to develop products for the treatment of HPV and other human skin disorders will help to efficiently deliver these novel products to the health care and personal care markets.

     Also during the quarter, we successfully commercialized our first high-performance protease offering skin care benefits to consumers. The enzyme, developed exclusively for The Procter & Gamble Company and used in premium liquid dish detergent, delivers novel skin softening benefits to consumers. Procter & Gamble's product, Dawn Special Care(TM), was rolled out to a national consumer market in the United States during the summer of 2000.

     During the third quarter of 2000, we continued to strengthen our intellectual portfolio, with the issuance of eight new U.S. patents and 19 new patent applications filed.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 and 1999

     Revenues. Total revenues for the three months ended September 30, 2000 increased $2.0 million, or 3%, to $80.7 million from the three months ended September 30, 1999, primarily due to an increase in product revenues.

     Product Revenues. Product revenues for the three months ended September 30, 2000 increased $3.2 million, or 4%, to $77.4 million from the three months ended September 30, 1999. In the three months ended September 30, 2000, volume/mix grew 12%, partially offset by a decrease in average prices of approximately 2% and the continued negative impact of foreign currency, primarily the strength of the U.S. dollar against the Euro. Volume increased primarily due to increased protease enzyme sales to our largest customer, sales of a new enzyme based automatic dishwasher cleaning product, and continued business expansion with our grain processing and textiles customers.

     For the three months ended September 30, 2000, product revenues in North America showed a $5.2 million, or 16%, increase to $37.0 million over the three months ended September 30, 1999 due primarily to increased protease sales to our largest customer. In total, product revenues in Asia decreased $0.5 million, or 6%, to $8.5 million in the three months ended September 30, 2000. Europe showed a decrease in product revenues of $3.0 million, or 10%, to $26.4 million for the three months ended September 30, 2000 primarily driven by the impact of the stronger U.S. dollar against the Euro and decreased volume with cleaning customers. Latin American product revenues increased by $1.4 million, or 34%, to $5.5 million due to improving economic conditions impacting our customers in Brazil.

     Approximately 30% of our product revenues are denominated in Euros, and the fluctuations in the currency exchange rate against the U.S. dollar can have a significant impact on our reported product revenues. In the three months ended September 30, 2000, the strengthening of the U.S. dollar caused a reduction in our product revenues of $4.1 million, or 6% from the three months ended September 30, 1999. However, because we incur most of the costs associated with our Euro revenues in Euros, the impact on net income is minimized.

     Fees and Royalty Revenues. Our fees and royalty revenues consist primarily of funded research. Revenues generated from research funding result from collaborative agreements with various parties, including the U.S. Government, under which we perform research activities and receive fee based revenues that partially reimburse us for expenses incurred. Under such agreements we retain a proprietary interest in the products and technology developed. Overall, funded research revenues for the three months ended September 30, 2000 decreased $1.2 million, or 27%, to $3.3 million from the three months ended September 30, 1999 due mainly to a $2.0 million milestone payment received in 1999 under our collaborative research and development agreement with E.I. du Pont de Nemours and Company to develop and commercialize a biologically derived intermediate for the production of a new type of polyester. Partially offsetting this overall decrease, our funded research revenue as it relates to U.S. Government collaborations increased $1.7 million, or 283%, to $2.3 million from the three months ended September 30, 1999 primarily due to a new collaboration with the National Renewable Energy Laboratory for the development of improved enzymatic processes to convert biomass to bioethanol.

Operating Expenses

     Cost of Product Sold. Cost of product sold increased $0.3 million, or 1%, to $44.5 million in the three months ended September 30, 2000 from the three months ended September 30, 1999.

     Gross Profit and Margins from Product Sold. Gross profit from product sold for the three months ended September 30, 2000 increased $2.9 million, or 10%, to $32.9 million from the three months ended September 30, 1999. This increase was caused by the significant product revenue related factors of a 12% increase due to volume/mix and a 2% decrease in average prices, while cost of product sold remained relatively constant from quarter to quarter. The increase in gross profit for the three months ended September 30, 2000 was partially offset by a $1.7 million reduction in gross profit due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 42% in the three months ended September 30, 2000 from 40% in the three months ended September 30, 1999.

     Research and Development. Research and development expenses primarily consist of the personnel related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $2.7 million, or 24%, to $13.8 million in the three months ended September 30, 2000 from the three months ended September 30, 1999 primarily due to increases of $0.6 million in salaries and benefits and of $1.4 million in third-party services and supplies as we hired additional internal staff and established additional outside collaborations to support our health care and other initiatives. This increase was partially offset by a $0.5 million reduction in short-term incentive compensation in the three months ended September 30, 2000 from the three months ended September 30, 1999. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $2.4 million, or 57% to $1.8 million in the three months ended September 30, 2000 from the three months ended September 30, 1999. We currently anticipate that our research and development expenditures as a percentage of revenues will grow in the near future, as well as other business expenses related to research and development activities in conjunction with our growth.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel related and marketing costs incurred by our global sales force. Total expenses increased $2.2 million, or 35%, to $8.5 million in the three months ended September 30, 2000 from the three months ended September 30, 1999 due mainly to increases in third party services of approximately $1.1 million, in long-term incentive compensation of approximately $0.8 million, in salaries and benefits of $0.2 million, and an increase in the allowance for doubtful accounts at our Chinese affiliate of approximately $0.3 million. These increases were partially offset by a $0.3 million reduction in short-term incentive compensation. The overall increase for the three months ended September 30, 2000 was primarily a result of our efforts to prioritize our health care initiatives and the addition of personnel in our health care business.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $1.4 million, or 25%, to $7.0 million in the three months ended September 30, 2000 from the three months ended September 30, 1999 due primarily to increases in third party services of approximately $0.6 million, in salaries and benefits of $0.3 million, in long-term incentive compensation of $0.2 million, and an increase of approximately $0.2 million related to new office space in Rochester, New York.

     Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives, with a weighted average life of 14 years.

     Restructuring and related charges. Operating expenses in the third quarter of 1999 were impacted by a $6.6 million charge associated with the restructuring of our manufacturing facility in Belgium. We implemented the plan in July of 1999 due primarily to a production overcapacity in the enzyme market and operating costs at our Belgian plant that were considerably higher than in any of our other plants.

     Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than our functional currency. Other income increased $0.8 million, to $1.0 million, in the three months ended September 30, 2000 from the three months ended September 30, 1999 due mainly to an increase in foreign currency exchange gains.

     Deferred Compensation. We determine deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock, as estimated for financial reporting purposes, on the date we granted the options. In connection with the grant of stock options during the three months ended September 30, 2000, we recorded deferred compensation expense of approximately $1.8 million. We recorded this amount as a component of shareholders' equity and will amortize it as a charge to operations over the vesting period of the options. In total, amortization of deferred compensation expense for the three months ended September 30, 2000 was $0.6 million. We included this amount in cost of product sold, research and development, sales, marketing and business development, and general and administrative expenses for the periods presented as follows:

       Cost of product sold...................................    $      0.0
       Research and development...............................           0.2
       Sales, marketing and business development..............           0.2
       General and administrative.............................           0.2
                                                                  ----------
       Total amortization of deferred compensation expense        $      0.6
                                                                  ==========


Non Operating Expenses and Income

     Interest Income. Interest income increased $2.5 million, to $2.7 million, for the three months ended September 30, 2000 from the three months ended September 30, 1999 due mainly to earnings on proceeds from our initial public offering discussed in the Recent Developments section above, as well as earnings from increased cash investments resulting from the sale of marketable equity securities.

     Income Taxes. Our effective income tax rate of 13% for the three months ended September 30, 2000 includes the year-to-date impact of our most recent assessment of our annual effective income tax rate. This assessment included our reevaluation of our ability to utilize certain deferred tax assets, which will result in the release of valuation allowances, approximately $1.5 million of which will increase our annual net income.


Comparison of the Nine Months Ended September 30, 2000 and 1999

     Revenues. Total revenues for the nine months ended September 30, 2000 increased $9.0 million, or 4%, to $240.1 million from 1999, due to increases in both product revenue and fees and royalty revenues.

     Product Revenues. Product revenues in the nine months ended September 30, 2000 increased $5.3 million, or 2%, to $227.6 million from 1999. Without the impact of the stronger U.S. dollar against the Euro in 2000 versus 1999, product revenues in the nine months ended September 30, 2000 would have increased by 7%. In the nine months ended September 30, 2000, unit volume/mix grew 9%, while average prices fell 2%. Volume increased primarily due to increased protease enzyme sales to our largest customer and increased sales volume with our grain processing customers.

     Regionally, North American product revenues increased $12.1 million, or 12%, to $109.2 million driven primarily by sales to our cleaning customers, but European product revenues declined $13.3 million, or 15%, to $77.5 million due primarily to lower cleaning sales and the impact of currency exchange rates. In the nine months ended September 30, 2000 our product revenues in Latin America increased $3.0 million, or 24%, to $15.4 million from 1999 due primarily to the increased sales to our largest Latin American customer. Product revenues in Asia for the same period increased $3.6 million, or 16%, to $25.6 million from 1999 to 2000 due mainly to the acquisition of an 80% ownership interest in Genencor
(Wuxi) Bio-Products.

     Fees and Royalty Revenues. Overall, funded research revenues in the nine months ended September 30, 2000 of $8.6 million were consistent with the same period in 1999. For this period, our funded research revenue as it relates to U.S. Government collaborations increased $2.5 million, or 156%, to $4.1 million from 1999 to 2000 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. For the same period, funded research revenues provided by customers decreased $2.5 million, or 35%, to $4.6 million from 1999 to 2000 primarily due to a $2.0 million milestone payment received in 1999 under our collaborative research and development agreement with E.I. du Pont de Nemours and Company to develop and commercialize a biologically derived intermediate for the production of a new type of polyester.

     Royalties increased $3.7 million, or 97%, in the nine months ended September 30, 2000 from the same period in 1999 due primarily to the successful resolution of a patent infringement issue with a customer, for which one-time royalties of $3.5 million were received during the first quarter of 2000. These one-time royalties pertain to previous sales, using patented technology, made by the customer to third parties. The related intellectual property agreement provides for future royalties.


Operating Expenses

     Cost of Product Sold. Cost of product sold decreased $2.1 million, or 2%, to $129.8 million in the nine months ended September 30, 2000 from 1999 even though our expanded sales volume/mix increased costs $4.9 million. This was driven primarily by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $6.6 million, of approximately $3.3 million due mainly to the sale of lower cost inventories, and a decrease in long-term incentive compensation expense of $1.1 million. These reductions were partially offset by increases in our distribution costs of $2.6 million and in other costs of approximately $1.3 million.

     Gross Profit and Margins from Product Sold. Gross profit from product sold in the nine months ended September 30, 2000 increased $7.5 million, or 8%, to $97.8 million from 1999. This increase was caused by significant product revenue related factors including a 9% increase in volume/mix and an average price decline of 2%. These product revenue related factors were combined with a decrease of 2% in cost of product sold due to the favorable impacts of the stronger U.S. dollar against foreign currencies, primarily the Euro, and other reductions in our manufacturing costs offset by increases in our distribution costs. This net increase in gross profit was partially offset by a $3.9 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 43% in the nine months ended September 30, 2000 from 41% in 1999.

     Research and Development. These expenses increased $5.4 million, or 16%, to $38.3 million in the nine months ended September 30, 2000 from 1999 as we increased our investment in technology platforms and enzyme discovery for new markets, hired additional internal staff, and established additional outside collaborations to support our health care and other initiatives. The increase from 1999 was partially offset by a decrease in long-term incentive compensation expense of $0.6 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $2.6 million, or 22%, to $9.2 million in the nine months ended September 30, 2000 from 1999.

     Sales, Marketing and Business Development. Total expenses increased $3.2 million, or 18%, to $21.4 million in the nine months ended September 30, 2000 from 1999, primarily due to increases in outside consulting services of $1.2 million, in salaries and benefits of $0.6 million, in long-term incentive compensation of $0.4 million, and an increase in the allowance for doubtful accounts at our Chinese affiliate of $0.5 million.

     General and Administrative. These expenses increased $2.3 million, or 14%, to $19.3 million in the nine months ended September 30, 2000 from 1999 due primarily to increased salaries and benefits of $0.7 million, increased third party services of $1.0 million, and increased costs related to new office space in Rochester, New York of approximately $0.5 million. These increases were partially offset by decreased long and short-term incentive compensation expense of approximately $0.6 million.

     Amortization of Intangible Assets. Amortization expense increased $0.4 million, or 5%, to $7.9 million in the nine months ended September 30, 2000 from 1999 due primarily to amortization of goodwill resulting from the acquisition of an 80% interest in Genencor (Wuxi) Bio-Products Company, Ltd.

     Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than our functional currency. Other income increased by $0.8 million to $0.9 million in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 due mainly to an increase in foreign currency exchange gains.

     Deferred Compensation. We determine deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock, as estimated for financial reporting purposes, on the date we granted the options. In connection with the grant of stock options to employees during the nine months ended September 30, 2000, we recorded deferred compensation expense of approximately $7.1 million. We recorded this amount as a component of shareholders' equity and will amortize it as a charge to operations over the vesting period of the options. In total, amortization of deferred compensation expense for the nine months ended September 30, 2000 was $1.0 million. We included these amounts in cost of product sold and research and development, sales, marketing and business development, and general and administrative expenses for the periods presented as follows:

     Cost of product sold...................................    $   0.1
     Research and development...............................        0.2
     Sales, marketing and business development..............        0.3
     General and administrative.............................        0.4
                                                                -------
     Total amortization of deferred compensation expense        $   1.0
                                                                =======


Non Operating Expense and Income

     Investment Income. Investment income represents gains from the sale of marketable equity securities for the nine months ended September 30, 2000. Investment income increased $16.6 million, or 100%, from the same period in 1999 due to the sale of marketable equity securities.

     Interest Income. Interest income increased $3.6 million to $4.1 million in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 due mainly to earnings on proceeds from our initial public offering discussed in the Recent Developments section above, as well as earnings from increased cash investments resulting from the sale of marketable equity securities.

     Income Taxes. Several factors affect our effective income tax rate in 2000, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. For the nine months ended September 30, the effective income tax rate for 2000 was 30% compared with 25% in 1999. The effective rate for the nine month period ended September 30, 2000 includes the effect of the $16.6 million pre-tax income resulting from the sale of marketable equity securities in the United States, which was tax effected at a marginal rate of 38.6%. The effective rate for the nine months ended September 30, 2000 also includes the year-to-date impact of our most recent assessment of our annual effective income tax rate. This assessment included our reevaluation of our ability to utilize certain deferred tax assets, which will result in the anticipated release of valuation allowances, approximately $1.5 million of which will increase our annual net income.


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

     As of September 30, 2000, cash and cash equivalents totaled $193.6 million, which we invested in short-term instruments including commercial paper, institutional money market funds and bank deposits. The net proceeds from our initial public offering of $132.8 million, including $17.6 million from the exercise of the underwriters' over-allotment option in August 2000, are also invested in short-term instruments.

     Cash provided by operations was $32.9 million and $30.6 million for the first nine months of 2000 and 1999, respectively. The increase of $2.3 million in the first nine months of 2000 from the first nine months of 1999 was generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

     Cash provided by investing activities was $1.1 million in the first nine months of 2000 compared to a use of $10.2 million in cash during the first nine months of 1999. This difference of $11.3 million was driven by proceeds from the sale of marketable securities in 2000, offset by one-time events that occurred during 1999, such as completion of a sale/leaseback transaction, the acquisition of Genencor (Wuxi) Bio-Products, and an equity investment of $1.5 million in Prodigene, Inc. Capital expenditures totaled $16.5 million in 2000 compared with $10.9 million in 1999. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

     Cash provided by financing activities of $123.7 million during the first nine months of 2000 resulted primarily from the initial public offering of our common stock, partially offset by the payment of a long-term note to Gist-Brocades (G-b) related to the 1995 acquisition of the G-b industrial enzyme business. Cash used by financing activities was $9.7 million in 1999, driven primarily by payments against our outstanding borrowings on our revolving credit facilities. There were no dividends paid to common shareholders for the first nine months of 2000 and 1999. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of at least 55% and a maximum ratio of debt to EBITDA of 3.5:1.

     We currently have a $30.0 million line of credit with a commercial bank, which is available for general corporate purposes. At September 30, 2000 there were no borrowings under the agreement. The line of credit matures on the earlier of December 15, 2000, or when we execute a new revolving credit agreement. Before the existing line of credit matures, we intend to execute a new agreement. Our long-term debt consists primarily of $140.0 million in senior notes issued in 1996 to certain institutional investors. These notes bear interest at 6.82% and are payable in annual installments of $28.0 million commencing in March 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.


MARKET RISK

     Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, account for approximately 49% of our 2000 revenues. We believe that we mitigate our risk due to foreign currency exchange rate fluctuation by our strategy of locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We manage the foreign currency exposures that remain through the use of foreign currency forward contracts and currency options. We do not use these instruments for speculative purposes.

     As of September 30, 2000, cash and short-term investments totaled $193.6 million. Of this amount, $22.9 million was denominated in Euros. Our short-term debt outstanding was not significant as of September 30, 2000. To the extent U.S. dollar and Euro interest rates decline, the return on the cash investments would also decline. To the extent such deposits remain outstanding, we will be subject to risks associated with future foreign exchange fluctuations. If we were to borrow from our line of credit, our cost of short-term debt would be sensitive to changes in the general level of interest rates in the United States.

     Our subsidiary based in the Netherlands, which adopted the Euro as its functional currency, has average annual U.S. Dollar and Japanese Yen denominated revenues of approximately $40.0 million and $4.0 million, respectively. We use forward currency contracts to hedge these anticipated revenues. At September 30, 2000, we had total Japanese Yen denominated forward contracts of approximately $0.7 million. We had U.S. dollar denominated option contracts with a principal value of approximately $35.2 million. All of these contracts mature between October 15 and December 15, 2000.


Interest Rates

     Our interest income is sensitive to changes in the general level of interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments.

Foreign Currency Exposure

     We conduct business throughout the world. To date, we have derived approximately 50% of our 2000 revenues and approximately 60% of our 2000 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America and Asia. The Euro presents our most significant foreign currency exchange risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     The information presented in Item 2 of Part I of this Report on Form 10-Q under the heading "Liquidity and Capital Resources" is hereby incorporated by reference. The Company's Registration Statement on Form S-1 (Registration No. 333-36452) was effective as of July 27, 2000.

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


                                       GENENCOR INTERNATIONAL, INC.



November 14, 2000                      By: /s/ Raymond J. Land
-------------------------                 -------------------------------------
Date

                                       Raymond J. Land
                                       Senior Vice President and
                                       Chief Financial Officer





November 14, 2000                      By: /s/ Darryl L. Canfield
-------------------------                 -------------------------------------
Date
                                       Darryl L. Canfield
                                       Vice President and Corporate Controller
                                       (Chief Accounting Officer)

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

          Not applicable.

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