Form 10-Q
period 2001-03-31
GENENCOR INTERNATIONAL INC
filed 2001-05-15
CIK 1113099

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                  ------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                             NUMBER OF SHARES OUTSTANDING AT
    CLASS                                              MAY 10, 2001

COMMON STOCK, PAR VALUE $0.01 PER SHARE                 59,912,337

                                TABLE OF CONTENTS

                                                                                                                                PAGE
                                                                                                                                ----
PART I.   FINANCIAL INFORMATION
    Item 1. Financial Statements.........................................................................................
            Condensed Consolidated Unaudited Balance Sheets as of March 31, 2001 and December 31, 2000...................        3
            Condensed Consolidated Unaudited Statements of Operations for the three months ended March 31, 2001 and
            2000.........................................................................................................        4
            Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended
            March 31, 2001 and 2000......................................................................................        5
            Notes to Condensed Consolidated Unaudited Financial Statements...............................................        6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................        8
    Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................................        15

PART II.  OTHER INFORMATION
    Item 1. Legal Proceedings............................................................................................        15
    Item 2. Changes in Securities and Use of Proceeds....................................................................        15
    Item 3. Defaults Upon Senior Securities..............................................................................        15
    Item 4. Submission of Matters to a Vote of Security Holders..........................................................        15
    Item 5. Other Information............................................................................................        15
    Item 6. Exhibits and Reports on Form 8-K.............................................................................        15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2001            2000
                                                                                             ----            ----
   ASSETS
   Current assets:
     Cash and cash equivalents......................................................     $   197,382    $   200,591
     Trade accounts receivable, net ................................................          44,997         46,913
     Inventories....................................................................          49,726         46,938
     Other current assets...........................................................          16,455         17,843
                                                                                         -----------    -----------
          Total current assets......................................................         308,560        312,285
   Property, plant and equipment, net...............................................         208,506        216,983
   Intangible assets, net...........................................................          60,409         64,049
   Other assets.....................................................................          47,794         49,615
                                                                                         -----------    -----------
          Total assets..............................................................     $   625,269    $   642,932
                                                                                         ===========    ===========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable..................................................................     $     6,501    $     4,689
     Current maturities of long-term debt...........................................          28,000             --
     Accounts payable and accrued expenses..........................................          37,488         47,217
     Other current liabilities......................................................           8,738         12,143
                                                                                         -----------    -----------
          Total current liabilities.................................................          80,727         64,049
   Long-term debt...................................................................         114,393        144,360
   Other long-term liabilities......................................................          28,090         30,297
                                                                                         -----------    -----------
          Total liabilities.........................................................         223,210        238,706
                                                                                         -----------    -----------
   Redeemable preferred stock:
     7 1/2% cumulative series A preferred stock, without par value, authorized
        1,000 shares, 970 shares issued and outstanding.............................         157,019        155,200
   Shareholders' equity:
     Common stock, par value $0.01 per share, 200,000,000
        shares authorized, 59,910,253 and 59,906,500 shares issued and outstanding at
        March 31, 2001 and December 31, 2000, respectively..........................             599            599
     Additional paid-in capital.....................................................         344,129        344,092
     Deferred stock-based compensation..............................................          (4,967)        (5,560)
     Notes receivable for common stock..............................................         (18,008)       (18,008)
     Accumulated deficit............................................................         (19,504)       (23,965)
     Accumulated other comprehensive loss...........................................         (57,209)       (48,132)
                                                                                         ------------   -----------
          Total shareholders' equity................................................         245,040        249,026
                                                                                         -----------    -----------
          Total liabilities, redeemable preferred stock and shareholders' equity....     $   625,269    $   642,932
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                         MARCH 31,
                                                                         ---------
                                                                   2001             2000
                                                                   ----             ----
Revenues:
  Product revenue.................................            $     75,268     $     73,640
  Fees and royalty revenues.......................                   2,455            6,059
                                                              ------------     ------------
       Total revenues.............................                  77,723           79,699
Operating expenses:
  Cost of product sold............................                  40,898           41,998
  Research and development........................                  12,924           11,824
  Sales, marketing and business development.......                   5,857            5,665
  General and administrative......................                   6,482            5,542
  Amortization of intangible assets...............                   2,397            2,672
  Other expense/(income)..........................                     848             (299)
                                                              ------------     ------------
       Total operating expenses...................                  69,406           67,402
                                                              ------------     ------------
Operating income..................................                   8,317           12,297
Non operating (income)/expenses:
  Investment income...............................                      --          (15,046)
  Interest expense................................                   2,607            2,660
  Interest income.................................                  (3,117)            (560)
                                                              ------------     ------------
       Total non operating income.................                    (510)         (12,946)
                                                              ------------     ------------
Income before provision for income taxes..........                   8,827           25,243
Provision for income taxes........................                   2,550            8,700
                                                              ------------     ------------
Net income........................................            $      6,277     $     16,543
                                                              ============     ============
  Net income available to holders of common stock.            $      4,458     $     14,724
                                                              ============     ============
  Earnings per common share:
       Basic......................................            $       0.07     $       0.29
                                                              =====-======      ===========
       Diluted....................................            $       0.07      $      0.28
                                                              =======-====      ===========
  Weighted average common shares:
       Basic......................................              59,908,089       50,000,000
                                                              ============     ============
       Diluted....................................              61,458,775       51,816,735
                                                              ============     ============


         The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                                    MARCH 31,
                                                                    ---------
                                                              2001             2000
                                                              ----             ----
Cash flows from operating activities:
  Net income........................................    $      6,277      $     16,543
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.................           8,990             8,952
      Amortization of deferred stock-based
      compensation..................................             593                --
      Gain on sale of marketable securities.........              --           (15,046)
      Decrease (increase) in operating assets:
         Trade accounts receivable..................             436             1,999
         Inventories................................          (4,313)             (884)
         Other assets...............................           4,252              (238)
      Decrease in operating liabilities:
         Accounts payable and accrued expenses......          (7,867)           (2,145)
         Other liabilities..........................          (3,701)           (5,740)
                                                        ------------      ------------
         Net cash provided by operating activities..           4,667             3,441
                                                        ------------      ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment........          (4,706)           (3,639)
  Proceeds from the sale of marketable securities...              --            15,928
                                                        ----------------  ------------
       Net cash (used in) provided by investing
      activities....................................          (4,706)           12,289
                                                        ------------      ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options...........              37                --
  Net payments on notes payable of foreign affiliate            (121)               --
                                                        -------------     ------------
         Net cash used in financing activities......             (84)               --
                                                        ------------      ------------
Effect of exchange rate changes on cash.............          (3,086)           (1,198)
                                                        ------------      ------------
Net (decrease)/increase in cash and cash equivalents          (3,209)           14,532
Cash and cash equivalents-- beginning of period.....         200,591            39,331
                                                        ------------      ------------
Cash and cash equivalents-- end of period...........    $    197,382      $     53,863
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1 -- BASIS OF  PRESENTATION

         The condensed consolidated unaudited financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes for the year ended December 31, 2000, as included in the Company's Report on Form 10-K. These interim financial statements have been prepared in conformity with the rules and regulations of the U.S. Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been included therein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2 -- EARNINGS PER SHARE

         SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to common shareholders, undeclared and unpaid dividends on redeemable preferred stock of $1,819 were deducted from net income for each quarter presented.

         Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to common shareholders of the Company. As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three months ended March 31, 2001 and 2000. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.

         The following table reflects the calculation of basic and diluted earnings per common share for the three months ended March 31:

                                                          2001            2000
                                                          ----            ----
Net income                                            $      6,277    $    16,543
  Less: Accrued dividends on preferred stock                (1,819)        (1,819)
                                                      ------------     ----------
Net income available to holders of common stock       $      4,458    $    14,724
                                                      ============    ===========

Weighted average common shares:
  Basic                                                 59,908,089     50,000,000
  Effect of stock options                                1,550,686      1,816,735
                                                      ------------      ---------
  Diluted                                               61,458,775     51,816,735
                                                      ============    ===========
Earnings per common share:
  Basic                                               $       0.07    $      0.29
                                                      ============    ===========
  Diluted                                             $       0.07    $      0.28
                                                      ============    ===========


3 -- FEES AND ROYALTY REVENUES

         In January 2000, the Company, in settlement of certain patent infringement claims with one of its customers, received $3.5 million for payment of back royalties.

4 -- INVENTORIES

         Inventories consist of the following:

                                                                              MARCH 31,     DECEMBER 31,
                                                                                2001            2000
                                                                                ----            ----
                  Raw materials..........................................    $    8,492      $    7,699
                  Work-in-progress.......................................         8,437           7,874
                  Finished goods.........................................        32,797          31,365
                                                                             ----------      ----------
                    Inventories..........................................    $   49,726      $   46,938
                                                                             ==========      ==========


5 -- SHAREHOLDERS' EQUITY

         Accumulated other comprehensive loss consists of the following:

                                                                      FOREIGN       MARKETABLE    ACCUMULATED
                                                                     CURRENCY       SECURITIES       OTHER
                                                                    TRANSLATION      VALUATION   COMPREHENSIVE
                                                                    ADJUSTMENT      ADJUSTMENT       LOSS
                                                                   ------------     ----------   -------------
                      Balances, December 31, 2000...............   $  (48,360)     $      228    $    (48,132)
                        Current period change...................       (9,351)            274          (9,077)
                                                                   ----------      ----------    ------------
                      Balances, March 31, 2001..................   $  (57,711)     $      502    $    (57,209)
                                                                   ==========      ==========    ============


         The change in the marketable securities valuation adjustment for the three months ended March 31, 2001, of $274 ($435 pre-tax) relates to unrealized holding gains on the Company's available-for-sale securities.

6 -- INVESTMENT INCOME

         There was no investment income during the three months ended March 31, 2001. During the three months ended March 31, 2000, the Company realized a gain on the sale of marketable securities in the amount of $15,046. This amount is included in investment income as part of total non operating income for the period.

7 -- SUBSEQUENT EVENTS

         Subsequent to March 31, 2001 the Company's existing $48 million revolving credit agreement with a syndicate of banks was amended and the committed amounts increased to $60 million. The amended facility grants the Company $40 million of three year committed borrowings and $20 million of one year committed borrowings, which may be renewed each year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our 2000 Annual Report on Form 10-K, and the condensed consolidated unaudited financial statements included elsewhere in this report. This discussion may contain forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those anticipated by forward-looking information due to many factors, including those identified below and in our 2000 Annual Report on Form 10-K.

OVERVIEW

    We are a diversified biotechnology company that develops and delivers products and/or services to the industrial and consumer, agriculture and health care markets. Our current revenues result primarily from the sale of enzyme products to the cleaning, grain processing and textile industries, with the remainder from research funding and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agriculture, industrial and consumer markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

    We manufacture our products through our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. In 2000 we derived approximately 51% of our revenues from our foreign operations. For the three months ended March 31, 2001, we have derived approximately 50% of our revenues from our foreign operations.

SUMMARY OF RESULTS

    For the three months ended March 31, 2001, net income available for common shareholders decreased to $4.5 million, or $0.07 per diluted share, from $14.7 million, or $0.28 per diluted share for the three months ended March 31, 2000. Two non-recurring transactions favorably impacted net income for the quarter ended March 31, 2000. We recognized a gain of $15.0 million, $9.2 million tax-effected, from the sale of marketable equity securities and also successfully settled patent infringement issues with one of our customers, which resulted in back royalties of $3.5 million, $2.1 million tax-effected.

RECENT DEVELOPMENTS

    During the first quarter of 2001, we established a cooperative agreement with the Mayo Clinic for the development of a celiac disease model in conjunction with the January 2001 announcement of a key milestone in our transgenic mouse program. We have the first known in-vivo model that contains the genetically linked DQ2 and DR3 genes. This human HLA gene locus is most commonly associated with autoimmune diseases, such as multiple sclerosis, type 1 diabetes and celiac disease. Our cooperative agreement with the Mayo Clinic aims to build an in-vivo celiac disease model with this mouse. We expect this to be the first in a series of disease-specific HLA mouse models.

    In January 2001, we signed a five-year, $70 million, exclusive supply agreement with Cargill's U.S. wet corn milling facilities. Cargill has been a strategic partner of Genencor for more than 10 years.

    In March 2001, we signed an agreement with DuPont to expand their multi-year research and development collaboration in the area of metabolic pathway engineering. We will continue to develop advanced bioprocessing technology for the manufacture of a critical monomer for the synthesis of high-performance polyester from glucose. Under the terms of this agreement, we will receive research and development funding, potential milestone payments, and upon commercialization, royalties on product sales.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2001 and 2000

    Revenues. Total revenues in 2001 decreased $2.0 million to $77.7 million in 2001 from 2000, due mainly to a decrease in fees and royalty revenues.

    Product Revenues. Product revenues for the three months ended March 31, 2001 increased $1.7 million, or 2%, to $75.3 million from the three months ended March 31, 2000. Excluding the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro, product revenues for the three months ended March 31, 2001 would have increased by approximately 5%, to $77.2 million. For the three months ended March 31, 2001, unit volume/mix grew 7%, while average prices fell 2%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales volume with our textile and grain processing customers.

    Regionally, North American product revenues for the three months ended March 31, 2001 increased $1.5 million, or 4%, to $36.0 million from the three months ended March 31, 2000, driven primarily by sales to our cleaning customers. European product revenues for the three months ended March 31, 2001 declined $0.6 million, or 2%, to $26.5 million from the three months ended March 31, 2000, due primarily to lower cleaning sales and the impact of currency exchange rates. Our product revenues in Latin America for the three months ended March 31, 2001 were consistent with the three months ended March 31, 2000. Product revenues in Asia increased $0.7 million, or 9%, to $8.4 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 due mainly to growth in China, Korea, and Taiwan.

    Fees and Royalty Revenues. Fees and royalty revenues decreased $3.6 million, or 59%, to $2.5 million for the three months ended March 31, 2001 from the three months ended March 31, 2000, due primarily to a decrease in royalties.

    Funded research revenues for the three months ended March 31, 2001 were $2.2 million compared to $2.5 million for the three months ended March 31, 2000. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations increased $0.1 million to $0.8 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. This increase was partially offset by a decrease in U.S. Government funded research revenues for the three months ended March 31, 2001 due to the successful completion during September 2000 of a program partially funded by the Advanced Technology Program/National Institute of Standards and Technology. Funded research revenues provided by customers decreased $0.4 million, or 22%, to $1.4 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 primarily due to a decrease in funding received under a collaborative agreement with a major customer.

    Royalties decreased $3.6 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 due primarily to the successful resolution of a patent infringement issue with a customer, for which back royalties of $3.5 million were received during the first quarter of 2000. These one-time royalties pertain to previous sales, using patented technology, made by the customer to third parties.

Operating Expenses

    Cost of Product Sold. Cost of product sold decreased $1.1 million, or 3%, to $40.9 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 even though our expanded sales volume/mix increased costs $1.3 million. This reduction in cost of product sold was driven primarily by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $1.1 million, the sale of lower cost inventories of approximately $0.7 million, and a decrease in long-term incentive compensation expense of $0.2 million.

    Gross Profit and Margins from Product Sold. Gross profit from product sold increased $2.8 million, or 9%, to $34.4 million for the three months ended March 31, 2001 from the three months ended March 31, 2000. This overall increase was caused by significant product revenue related factors including a 7% increase in volume/mix being processed through our plants, partially offset by an average price decline of 2%. These product revenue related factors were combined with a decrease in cost of product sold due to reductions in our manufacturing costs. This net increase in gross profit was partially offset by a $0.8 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 45.7% for the three months ended March 31, 2001 from 42.9% for the three months ended March 31, 2000.

    Research and Development. Research and development expenses primarily consist of the personnel related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $1.1 million, or 9%, to $12.9 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $1.9 million, or 50%, to $1.9 million for the three months ended March 31, 2001 from the three months ended March 31, 2000.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel related and marketing costs incurred by our global sales force. These expenses increased $0.2 million, or 4%, to $5.9 million for the three months ended March 31, 2001 from the three months ended March 31, 2000.

    General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $1.0 million, or 18%, to $6.5 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 due primarily to increased salaries and benefits of $0.6 million and increased advertising and promotions costs of approximately $0.2 million.

    Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives. Amortization expense decreased $0.3 million, or 11%, to $2.4 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 due primarily to the 2000 release of an income tax valuation allowance that was reallocated to goodwill.

    Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other expense for the three months ended March 31, 2001 was $0.8 million, as compared with other income of $0.3 million for the three months ended March 31, 2000. This $1.1 million increase in expense was due mainly to an increase in foreign currency transaction losses during the three months ended March 31, 2001.

    Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the three months ended March 31, 2001 was $0.6 million. These amounts were reported in our statement of operations as follows (in millions):

Research and development...............................    $        0.2
Sales, marketing and business development..............             0.2
General and administrative.............................             0.2
                                                           ------------
Total amortization of deferred compensation expense        $        0.6
                                                           ============


Non Operating Expense and Income

    Investment Income. Investment income represents gains from the sale of marketable equity securities. During the three months ended March 31, 2000, we realized a $15.0 million gain on the sale of marketable equity securities.

    Interest Income. Interest income increased $2.5 million to $3.1 million for the three months ended March 31, 2001 from the three months ended March 31, 2000 due mainly to earnings on proceeds from our initial public offering.

    Income Taxes. Several factors affected our effective income tax rate for the three months ended March 31, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the three months ended March 31, 2001 was 29% compared with 34% for the three months ended March 31, 2000. The effective rate for the three months ended March 31, 2000 included the effect of two one-time events. During the first quarter of 2000, we realized $15.0 million of pre-tax gains from the sale of marketable equity securities and a $3.5 million pre-tax gain from the settlement of certain patent infringement issues, both in the United States and tax effected at a marginal rate of 38.6%. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire at the end of 2005.

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

    As of March 31, 2001, cash and cash equivalents totaled $197.4 million, including $132.7 million of net proceeds from our initial public offering, which we invested in short-term instruments including commercial paper, U.S. treasury bills, institutional money market funds and bank deposits.

    Cash provided by operations was $4.7 million and $3.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $1.3 million in 2001 from 2000 was generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

    Cash used by investing activities was $4.7 million for the three months ended March 31, 2001. Cash provided by investing activities was $12.3 million for the three months ended March 31, 2000. This difference of $17.0 million was driven primarily by proceeds of $15.9 million received from the sale of marketable equity securities during the three months ended March 31, 2000. Spending in each of these quarters was driven by capital expenditures, which totaled $4.7 million in 2001 compared with $3.6 million in 2000. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

    Cash used by financing activities of $0.1 million during the three months ended March 31, 2001 resulted from reductions in our outstanding borrowings on our foreign credit facilities partially offset by cash received from the exercise of stock options during the quarter. There were no dividends paid to our common shareholders for the three months ended March 31, 2001 and 2000. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to EBITDA of 3.5:1.

    As of March 31, 2001 we had a $48 million revolving credit agreement with a syndicate of banks, which is available for general corporate purposes. The facility grants us $32 million of three year committed borrowings and $16 million of one year committed borrowings, which may be renewed each year. The combined facility carries a facility fee of 0.28% on the amount of unborrowed principal and contains various financial covenants including a debt to total capitalization requirement. As of March 31, 2001 there were no borrowings under this facility. Subsequent to March 31, 2001 the facility was amended and the committed amounts increased to $60 million. The amended facility grants the Company $40 million of three year committed borrowings and $20 million of one year committed borrowings, which may be renewed each year.

    Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The total principal amount of these notes is $140 million, with annual installment payments of $28 million commencing in March 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.

MARKET RISK

         Foreign currency risk and interest rate risk are the primary sources of our market risk. To date, foreign operations, mainly denominated in Euros, account for approximately 50% of our 2001 revenues. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes.

       As of March 31, 2001, cash and cash equivalents totaled $197.4 million. Of this amount, $35 million was denominated in Euros. The remainder or $162.4 million was primarily denominated in U.S. Dollars. Other than the first installment due in March 2002 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources," short-term debt outstanding at March 31, 2001 was not significant. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and its impact on the translation of these cash investments into U.S. Dollars.

       Our subsidiary based in the Netherlands, which adopted the Euro as its functional currency, has U.S. Dollar and Japanese Yen denominated revenues. We use forward currency contracts and option contracts from time to time as deemed appropriate to hedge these anticipated revenues. At March 31, 2001, there were no forward contracts or option contracts outstanding.

Interest Rates

      Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates effect the interest earned on our cash equivalents, short-term investments, and long-term investments.

Foreign currency Exposure

       We conduct business throughout the world. To date, we have derived approximately 50% of our 2001 revenues and approximately 93% of our 2001 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

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

                                               GENENCOR INTERNATIONAL, INC.


May 15, 2001
-----------------------------                  By: /s/ Raymond J. Land
Date                                               ----------------------------

                                               Raymond J. Land
                                               Senior Vice President and Chief
                                               Financial Officer


May 15, 2001
-----------------------------                  By: /s/ Darryl L. Canfield
Date                                               ----------------------------

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

    (10)       Material Contracts


               *(10.1) Enzyme  Supply  Agreement by and between the Company and
                       Cargill, Incorporated dated as of January 5, 2001

    (11)       Statement re computation of per share earnings

                   Computation can be clearly determined from Note 2 to the financial statements included herein under Item 1.

    (15)       Letter re unaudited interim financial information

                   Not applicable.

    (18)       Letter re change in accounting principles

                   Not applicable.

    (19)       Report furnished to security holders

                   Not applicable.

    (22) Published report regarding matters submitted to a vote of security holders

                   Not applicable.

    (23)       Consents of experts and counsel

                   Not applicable.

    (24)       Power of Attorney

                   Not applicable.

    (99)       Additional Exhibits

                   Not applicable


-------------------------
* Exhibit filed with this Report
                                       18