Form 10-Q
period 2001-06-30
GENENCOR INTERNATIONAL INC
filed 2001-08-14
CIK 1113099

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                  ------------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                    CLASS                                  NUMBER OF SHARES OUTSTANDING AT JULY 31, 2001

    COMMON STOCK, PAR VALUE $0.01 PER SHARE                                  59,920,376

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
PART I.   FINANCIAL INFORMATION
    Item 1. Financial Statements.........................................................................................
            Condensed Consolidated Unaudited Balance Sheets as of June 30, 2001 and December 31, 2000....................       3
            Condensed Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2001 and
            2000.........................................................................................................       4
            Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended
            June 30, 2001 and 2000.......................................................................................       5
            Notes to Condensed Consolidated Unaudited Financial Statements...............................................       6
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       9
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................      18

PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings...........................................................................................      18
    Item 2.  Changes in Securities and Use of Proceeds...................................................................      18
    Item 3.  Defaults Upon Senior Securities.............................................................................      18
    Item 4.  Submission of Matters to a Vote of Security Holders.........................................................      18
    Item 5.  Other Information...........................................................................................      19
    Item 6.  Exhibits and Reports on Form 8-K............................................................................      19

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             2001              2000
                                                                                             ----              ----

ASSETS
Current assets:
  Cash and cash equivalents ......................................................        $ 200,955         $ 200,591
  Trade accounts receivable, net .................................................           47,933            46,913
  Inventories ....................................................................           49,426            46,938
  Other current assets ...........................................................           15,397            17,843
                                                                                          ---------         ---------
       Total current assets ......................................................          313,711           312,285
Property, plant and equipment, net ...............................................          206,551           216,983
Intangible assets, net ...........................................................           57,585            64,049
Other assets .....................................................................           47,724            49,615
                                                                                          ---------         ---------
       Total assets ..............................................................        $ 625,571         $ 642,932
                                                                                          =========         =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable ..................................................................        $   6,381         $   4,689
  Current maturities of long-term debt ...........................................           28,000                --
  Accounts payable and accrued expenses ..........................................           32,784            47,217
  Other current liabilities ......................................................           12,041            12,143
                                                                                          ---------         ---------
       Total current liabilities .................................................           79,206            64,049
Long-term debt ...................................................................          114,499           144,360
Other long-term liabilities ......................................................           29,175            30,297
                                                                                          ---------         ---------
       Total liabilities .........................................................          222,880           238,706
                                                                                          ---------         ---------
Redeemable preferred stock:
  7 1/2% cumulative series A preferred stock, without par value, authorized
     1,000 shares, 970 shares issued and outstanding .............................          158,838           155,200
                                                                                          ---------         ---------
Shareholders' equity:
  Common stock, par value $0.01 per share, 200,000,000
     shares authorized, 59,920,376 and 59,906,500 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively............................              599               599
  Additional paid-in capital .....................................................          344,466           344,092
  Deferred stock-based compensation ..............................................           (4,374)           (5,560)
  Notes receivable for common stock ..............................................          (18,008)          (18,008)
  Accumulated deficit ............................................................          (17,214)          (23,965)
  Accumulated other comprehensive loss ...........................................          (61,616)          (48,132)
                                                                                          ---------         ---------
       Total shareholders' equity ................................................          243,853           249,026
                                                                                          ---------         ---------
       Total liabilities, redeemable preferred stock and shareholders' equity ....        $ 625,571         $ 642,932
                                                                                          =========         =========

    The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                                    --------                             ----------------
                                                           2001                 2000                 2001                  2000
                                                           ----                 ----                 ----                  ----
Revenues:
  Product revenue .............................        $     78,514         $     76,626         $    153,782         $    150,266
  Fees and royalty revenues ...................               2,835                3,065                5,290                9,124
                                                       ------------         ------------         ------------         ------------
       Total revenues .........................              81,349               79,691              159,072              159,390
Operating expenses:
  Cost of products sold .......................              43,527               43,263               84,425               85,261
  Research and development ....................              15,075               12,761               27,999               24,585
  Sales, marketing and business development ...               7,832                7,181               13,689               12,846
  General and administrative ..................               7,340                6,846               13,822               12,388
  Amortization of intangible assets ...........               2,293                2,613                4,690                5,285
  Other (income)/expense ......................                (152)                 318                  696                   19
                                                       ------------         ------------         ------------         ------------
       Total operating expenses ...............              75,915               72,982              145,321              140,384
                                                       ------------         ------------         ------------         ------------
Operating income ..............................               5,434                6,709               13,751               19,006
Non operating expenses/(income):
  Investment income ...........................                  --               (1,531)                  --              (16,577)
  Interest expense ............................               2,611                2,610                5,218                5,270
  Interest income .............................              (2,578)                (784)              (5,695)              (1,344)
                                                       ------------         ------------         ------------         ------------
       Total non operating expenses/(income) ..                  33                  295                 (477)             (12,651)
                                                       ------------         ------------         ------------         ------------
Income before provision for income taxes ......               5,401                6,414               14,228               31,657
Provision for income taxes ....................               1,292                1,726                3,842               10,426
                                                       ------------         ------------         ------------         ------------
Net income ....................................        $      4,109         $      4,688         $     10,386         $     21,231
                                                       ============         ============         ============         ============
Net income available to holders of common stock        $      2,290         $      2,869         $      6,748         $     17,593
                                                       ============         ============         ============         ============
  Earnings per common share:
       Basic ..................................        $       0.04         $       0.06         $       0.11         $       0.35
                                                       ============         ============         ============         ============
       Diluted ................................        $       0.04         $       0.05         $       0.11         $       0.33
                                                       ============         ============         ============         ============
  Weighted average common shares:
       Basic ..................................          59,912,847           51,237,667           59,913,004           50,618,833
                                                       ============         ============         ============         ============
       Diluted ................................          60,937,944           53,574,886           61,248,361           52,695,810
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              2001               2000
                                                              ----               ----


Cash flows from operating activities:
  Net income .......................................        $  10,386         $  21,231
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................           17,541            17,972
      Amortization of deferred stock-based
      compensation .................................            1,425                --
      Gain on sale of marketable securities ........               --           (16,577)
     (Increase) decrease in operating assets:
         Trade accounts receivable .................           (3,163)             (358)
         Inventories ...............................           (4,676)             (905)
         Other assets ..............................            2,194            (3,001)
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses .....          (11,458)               19
         Other liabilities .........................            1,299              (886)
                                                            ---------         ---------
         Net cash provided by operating activities .           13,548            17,495
                                                            ---------         ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......           (8,672)          (11,115)
  Proceeds from the sale of marketable securities ..               --            17,568
                                                            ---------         ---------
         Net cash (used in) provided by investing
         activities ................................           (8,672)            6,453
                                                            ---------         ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options ..........              135                --
  Net payments on notes payable of foreign affiliate             (121)               --
  Payment of long-term debt ........................               --           (10,000)
                                                            ---------         ---------
         Net cash provided by (used in) financing
         activities ................................               14           (10,000)
                                                            ---------         ---------
Effect of exchange rate changes on cash ............           (4,526)           (1,076)
                                                            ---------         ---------
Net increase in cash and cash equivalents ..........              364            12,872
Cash and cash equivalents-- beginning of period ....          200,591            39,331
                                                            ---------         ---------
Cash and cash equivalents-- end of period ..........        $ 200,955         $  52,203
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1 -- BASIS OF PRESENTATION

         The condensed consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of Genencor International, Inc. and subsidiaries (the Company) for the year ended December 31, 2000, as included in the Company's Report on Form 10-K. These interim financial statements have been prepared in conformity with the rules and regulations of the U.S. Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been included therein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


2 -- EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to common shareholders, undeclared and unpaid dividends on redeemable preferred stock of $1,819 and $3,638 were deducted from net income for each quarter presented and for each six month period presented, respectively.

         Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to common shareholders of the Company. As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and six months ended June 30, 2001 and 2000. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.

         The following table reflects the calculation of basic and diluted earnings per common share:

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                         2001               2000               2001               2000
                                                         ----               ----               ----               ----

Net income ....................................      $      4,109       $      4,688       $     10,386       $     21,231
  Less: Accrued dividends on preferred stock ..            (1,819)            (1,819)            (3,638)            (3,638)
                                                     ------------       ------------       ------------       ------------
Net income available to holders of common stock      $      2,290       $      2,869       $      6,748       $     17,593
                                                     ============       ============       ============       ============

Weighted average common shares:
  Basic .......................................        59,912,847         51,237,667         59,913,004         50,618,833
  Effect of stock options .....................         1,025,097          2,337,219          1,335,357          2,076,977
                                                     ------------       ------------       ------------       ------------
  Diluted .....................................        60,937,944         53,574,886         61,248,361         52,695,810
                                                     ============       ============       ============       ============
Earnings per common share:
  Basic .......................................      $       0.04       $       0.06       $       0.11       $       0.35
                                                     ============       ============       ============       ============
  Diluted .....................................      $       0.04       $       0.05       $       0.11       $       0.33
                                                     ============       ============       ============       ============


3 -- INVENTORIES

         Inventories consist of the following:

                                                          JUNE 30,     DECEMBER 31,
                                                            2001           2000
                                                            ----           ----
                  Raw materials.....................    $   7,829       $   7,699
                  Work-in-progress..................        8,410           7,874
                  Finished goods....................       33,187          31,365
                                                        ---------       ---------
                    Inventories.....................    $  49,426       $  46,938
                                                        =========       =========


4 -- SHAREHOLDERS' EQUITY

         Accumulated other comprehensive loss consists of the following:

                                                                      FOREIGN       MARKETABLE    ACCUMULATED
                                                                     CURRENCY       SECURITIES       OTHER
                                                                    TRANSLATION      VALUATION   COMPREHENSIVE
                                                                    ADJUSTMENT      ADJUSTMENT       LOSS
                                                                   ----------      ----------   -----------
                      Balances, December 31, 2000...............   $  (48,360)     $      228   $   (48,132)
                        Current period change...................      (13,615)            131       (13,484)
                                                                   ----------      ----------   -----------
                      Balances, June 30, 2001...................   $  (61,975)     $      359   $   (61,616)
                                                                   ==========      ==========   ===========

         The change in the marketable securities valuation adjustment for the six months ended June 30, 2001 of $131 ($171 pre-tax) relates to unrealized holding gains on the Company's available-for-sale securities.

5 -- LONG-TERM DEBT

         Effective May 1, 2001, the Company's existing $48,000 revolving credit facility with a syndicate of banks was amended and the committed amounts available to the Company increased to $60,000. The amended facility, which consists of two separate credit agreements, makes available to the Company $40,000 of committed borrowings pursuant to a three-year credit agreement and $20,000 of committed borrowings pursuant to a 364-day credit agreement. As of June 30, 2001 there were no borrowings under the facility.

6 -- INVESTMENT INCOME

         There was no investment income during the three or six months ended June 30, 2001. During the three and six months ended June 30, 2000, the Company realized gains from the sales of marketable securities in the amounts of $1,531 and $16,577, respectively. These amounts are included in investment income as part of total non operating income for the periods.

7 -- SUBSEQUENT EVENTS

         During July 2001, the Company acquired a 10% ownership interest in Epimmune Inc. The Company also entered into a license agreement and a research collaboration agreement with Epimmune Inc. The Company's investment in Epimmune Inc. will be accounted for under the cost method.


8 -- NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." The Statement requires the use of the purchase method of accounting for all business combinations. The Statement also requires the recognition of certain intangible assets acquired in a business combination apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. Management is currently assessing the impact of this new standard on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment. This statement may result in reclassifications in the Company's financial statements of pre-existing intangible assets. The provisions of SFAS No. 142 will be effective for the Company starting the first quarter 2002. Management is currently assessing the impact of this new standard on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our 2000 Annual Report on Form 10-K, and the condensed consolidated unaudited financial statements and related notes included elsewhere in this report. This Report contains forward-looking statements. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing words such as "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect management's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors, which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements, are discussed below and in our 2000 Annual Report on Form 10-K. The Company undertakes no obligation to publicly announce any revisions to these forward-looking statements to reflect facts or circumstances of which management becomes aware after the date hereof.

OVERVIEW

    We are a diversified biotechnology company that develops and delivers products and/or services to the industrial and consumer, agriculture and health care markets. Our current revenues result primarily from the sale of enzyme products to the cleaning, grain processing and textile industries, with the remainder from research funding, fees and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agriculture, industrial and consumer markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

    We manufacture our products through our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. For the six months ended June 30, 2001 and 2000, we derived approximately 50% of our revenues from our foreign operations.

SUMMARY OF RESULTS

    For the three months ended June 30, 2001, net income available for common shareholders decreased to $2.3 million, or $0.04 per diluted share, from $2.9 million, or $0.05 per diluted share, for the three months ended June 30, 2000. For the six months ended June 30, 2001, net income available for common shareholders decreased to $6.7 million, or $0.11 per diluted share, from $17.6 million, or $0.33 per diluted share, for the six months ended June 30, 2000. Net income for both periods in 2000 was favorably impacted by gains from sales of marketable equity securities. The after-tax impact to net income for these non-recurring gains was $0.9 million and $10.2 million for the three and six month periods ended June 30, 2000, respectively.

RECENT DEVELOPMENTS

    During the second quarter, we expanded our business capabilities in Latin America with the installation of a new coater for the manufacture of granulated enzymes at our Arroyito, Argentina facility. This increased capacity will allow us to extend our full-service support of the cleaning, textile, grain and specialties markets to customers throughout the region.

    In April 2001, we announced the identification of a novel fungal cellulase that will enable us to develop new enzymes designed to enhance the efficiency of industrial processes including the production of detergents, textiles, food, paper and fuel alternatives.

    In May 2001, we announced an agreement with Gyros AB to apply Gyros' microfluidics technology to our screening capabilities. This technology collaboration could accelerate our discovery and development programs.

    In June 2001, we acquired an exclusive license to Ecolab Inc.'s Stone-Eze(R) patents for use throughout Europe. The patents cover processes for producing a stone-washed effect in denim or other cellulosic fabrics using cellulase. This patent exclusivity means that our cellulase enzymes are the only products licensed for use throughout Europe in the stonewashing process for denim and other cellulosic fabrics.

    During July 2001, we acquired a 10% equity stake in Epimmune Inc. We also entered into a 30-month collaboration with Epimmune focused on the development of therapeutic vaccines for three oncogenic viruses. Additionally, we exclusively licensed certain Epimmune technologies and related intellectual property rights on a worldwide basis for the development of vaccines to treat or prevent hepatitis C (HCV), hepatitis B (HBV) and human papilloma virus (HPV).


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2001 and 2000

    Revenues. Total revenues for the three months ended June 30, 2001 increased $1.6 million, or 2%, to $81.3 million from the three months ended June 30, 2000, due mainly to an increase in product revenues.

    Product Revenues. Product revenues for the three months ended June 30, 2001 increased $1.9 million, or 2%, to $78.5 million from the three months ended June 30, 2000. Excluding the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro, product revenues for the three months ended June 30, 2001 would have increased by approximately 5%, to $80.4 million. For the three months ended June 30, 2001, unit volume/mix grew 6%, while average prices fell 1%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales volume with our textile customers.

    Regionally, North American product revenues for the three months ended June 30, 2001 were consistent with the three months ended June 30, 2000. European product revenues for the three months ended June 30, 2001 increased $2.7 million, or 11%, to $26.7 million from the three months ended June 30, 2000, due primarily to increased sales to a major customer. Our product revenues in Latin America for the three months ended June 30, 2001 decreased $0.5 million, or 9%, to $5.1 million from the three months ended June 30, 2000 due primarily to decreased sales to our cleaning and fabric care customers. Product revenues in Asia decreased $0.6 million, or 6%, to $8.7 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 due mainly to a decrease in sales to our grain processing customers.

    Fees and Royalty Revenues. Fees and royalty revenues decreased $0.3 million, or 10%, to $2.8 million for the three months ended June 30, 2001 from the three months ended June 30, 2000, due primarily to a decrease in funded research revenues.

    Funded research revenues decreased $0.3 million, or 10%, to $2.6 million for the three months ended June 30, 2001, from the three months ended June 30, 2000. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $0.1 million, or 9%, to $1.0 million for the three months ended June 30, 2001 from the three months ended June 30, 2000. Funded research revenues provided by customers decreased $0.2 million, or 11%, to $1.6 million for the three months ended June 30, 2001 from the three months ended June 30, 2000.

Operating Expenses

    Cost of Products Sold. Cost of products sold for the three months ended June 30, 2001, at approximately $43.5 million, was consistent with the three months ended June 30, 2000. Cost of products sold reflects the increase in sales volume/mix partially offset by the impact of the stronger U.S. dollar against foreign currencies of $1.1 million.

    Gross Profit and Margins from Product Sold. Gross profit from product sold increased $1.6 million, or 5%, to $35.0 million for the three months ended June 30, 2001 from the three months ended June 30, 2000. This overall increase was caused by significant product revenue related factors including a 6% increase in volume/mix processed through our plants, partially offset by an average price decline of 1%. This net increase in gross profit was partially offset by a $0.8 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 44.6% for the three months ended June 30, 2001 from 43.5% for the three months ended June 30, 2000.

    Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $2.3 million, or 18%, to $15.1 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $0.6 million, or 21%, to $2.4 million for the three months ended June 30, 2001 from the three months ended June 30, 2000.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $0.6 million, or 8%, to $7.8 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 due primarily to increases in salaries and benefits of $0.2 million and incentive compensation of $0.5 million.

    General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $0.5 million, or 7%, to $7.3 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 due primarily to increased salaries and benefits of $0.6 million and increased public relations costs of approximately $0.2 million, partially offset by a decrease in outside services of approximately $0.3 million.

    Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives. Amortization expense decreased $0.3 million, or 12%, to $2.3 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 due primarily to the 2000 release of an income tax valuation allowance that was reallocated to goodwill.

    Other Expense and Income. Other income for the three months ended June 30, 2001 was $0.2 million, as compared with other expense of $0.3 million for the three months ended June 30, 2000. This $0.5 million increase in other income was due mainly to a reduction in joint venture losses attributable to minority interest.

    Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. This amount is recorded as a separate component of shareholders' equity and amortized as a charge to operations over the vesting period of the options. Amortization of this deferred compensation expense for the three months ended June 30, 2001 was $0.8 million, which was reported in our statement of operations as follows (in millions):

Research and development...............................    $        0.4
Sales, marketing and business development..............             0.2
General and administrative.............................             0.2
                                                           ------------
Total amortization of deferred compensation expense        $        0.8
                                                           ============

Non Operating Expense and Income

    Investment Income. There was no investment income for the three months ended June 30, 2001. Investment income of $1.5 million for the three months ended June 30, 2000 represents gains from the sale of marketable equity securities.

    Interest Income. Interest income increased $1.8 million to $2.6 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 due mainly to earnings on proceeds from our initial public offering, partially offset by lower interest rates.

    Income Taxes. Several factors affected our effective income tax rate for the three months ended June 30, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the three months ended June 30, 2001 was 24% compared with 27% for the three months ended June 30, 2000. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire at the end of 2005.



Comparison of the Six Months Ended June 30, 2001 and 2000

    Revenues. Total revenues for the six months ended June 30, 2001 decreased $0.3 million to $159.1 million from the six months ended June 30, 2000, primarily due to a decrease in fees and royalty revenues partially offset by an increase in product revenues.

    Product Revenues. Product revenues in the six months ended June 30, 2001 increased $3.5 million, or 2%, to $153.8 million from the six months ended June 30, 2000. Without the impact of the stronger U.S. dollar against the Euro in 2001 versus 2000, product revenues in the six months ended June 30, 2001 would have increased by 5%. In the six months ended June 30, 2001, unit volume/mix grew 7%, while average prices fell 2%. Volume increased primarily due to increased protease enzyme sales to a major customer.

    Regionally, North American product revenues increased $1.8 million, or 2%, to $74.0 million and European product revenues increased $2.1 million, or 4%, to $53.2 million for the six months ended June 30, 2001 from the six months ended June 30, 2000, each of which were driven primarily by protease enzyme sales. In the six months ended June 30, 2001, our product revenues in Latin America decreased $0.5 million, or 5%, to $9.4 million from the six months ended June 30, 2000 due primarily to decreases in cleaning and fabric care sales. Product revenues in Asia for the six months ended June 30, 2001 were consistent with the six months ended June 30, 2000.

    Fees and Royalty Revenues. Fees and royalty revenues decreased $3.8 million, or 42%, to $5.3 million for the six months ended June 30, 2001 from the six months ended June 30, 2000.

     Funded research revenues for the six months ended June 30, 2001 were $4.7 million compared to $5.3 million for the six months ended June 30, 2000. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenues as they relate to U.S. Government collaborations for the six months ended June 30, 2001 were consistent with the six months ended June 30, 2000. Funded research revenues provided by customers decreased $0.6 million, or 17%, to $2.9 million for the six months ended June 30, 2001 from the six months ended June 30, 2000.

    Royalties decreased $3.2 million for the six months ended June 30, 2001 from the six months ended June 30, 2000 due primarily to the successful resolution of a patent infringement issue with a customer, for which royalties of $3.5 million were received during the first quarter of 2000. These royalties pertained to previous sales, using patented technology, made by the customer to third parties.

Operating Expenses

    Cost of Products Sold. Cost of products sold decreased $0.9 million, or 1%, to $84.4 million for the six months ended June 30, 2001 from the six months ended June 30, 2000 even though our expanded sales volume/mix increased costs $2.1 million. This decrease in cost of product sold was driven primarily by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $2.3 million and the sale of lower cost inventories of approximately $0.7 million.

    Gross Profit and Margins from Product Sold. Gross profit from product sold increased $4.4 million, or 7%, to $69.4 million for the six months ended June 30, 2001 from the six months ended June 30, 2000. This overall increase was caused by significant product revenue related factors including a 7% increase in volume/mix processed through our plants, partially offset by an average price decline of 2%. This net increase in gross profit was partially offset by a $1.5 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 45.1% for the six months ended June 30, 2001 from 43.3% for the six months ended June 30, 2000.

    Research and Development. Research and development expenses increased $3.4 million, or 14%, to $28.0 million for the six months ended June 30, 2001 from the six months ended June 30, 2000 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $2.4 million, or 36%, to $4.2 million for the six months ended June 30, 2001 from the six months ended June 30, 2000.

    Sales, Marketing and Business Development. These expenses increased $0.9 million, or 7%, to $13.7 million for the six months ended June 30, 2001 from the six months ended June 30, 2000, primarily due to an increase of $0.7 million in personnel-related costs, including salaries, benefits, commissions and travel expenses.

    General and Administrative. These expenses increased $1.4 million, or 11%, to $13.8 million for the six months ended June 30, 2001 from the six months ended June 30, 2000, due primarily to increased salaries and benefits of $1.2 million, incentive compensation of $0.2 million, and public relations costs of $0.4 million.

    Amortization of Intangible Assets. Amortization expense decreased $0.6 million, or 11%, to $4.7 million for the six months ended June 30, 2001 from the six months ended June 30, 2000 due primarily to the 2000 release of an income tax valuation allowance that was reallocated to goodwill.

    Other Expense and Income. Other expense for the six months ended June 30, 2001 was $0.7 million which was due primarily to losses from foreign currency exchange transactions.

    Deferred Compensation. Amortization of deferred compensation expense for the six months ended June 30, 2001 was $1.4 million, which was reported in our statement of operations as follows (in millions):

Cost of products sold..................................    $        0.1
Research and development...............................             0.5
Sales, marketing and business development..............             0.4
General and administrative.............................             0.4
                                                           ------------
Total amortization of deferred compensation expense        $        1.4
                                                           ============

Non Operating Expense and Income

    Investment Income. There was no investment income for the six months ended June 30, 2001. Investment income of $16.6 million for the six months ended June 30, 2000 represents gains from the sale of marketable equity securities.

    Interest Income. Interest income increased $4.4 million to $5.7 million for the six months ended June 30, 2001 from the six months ended June 30, 2000 due mainly to earnings on proceeds from our initial public offering, partially offset by lower interest rates.

    Income Taxes. Several factors affected our effective income tax rate for the six months ended June 30, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the six months ended June 30, 2001 was 27% compared with 33% for the six months ended June 30, 2000. The effective rate for the six months ended June 30, 2000 included the effect of two one-time events. During the six months ended June 30, 2000, we realized $16.6 million of pre-tax gains from the sale of marketable equity securities and a $3.5 million pre-tax gain from the settlement of certain patent infringement issues, both in the United States and tax effected at a marginal rate of 38.6%. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire at the end of 2005.

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

    We believe that our current cash and cash equivalent balances plus funds to be provided from our current year operating activities, together with those available under our lines of credit, will satisfy our funding needs for at least the next twelve months. Factors that could negatively impact our cash position include, but are not limited to, future levels of product, fees and royalty revenues, expense levels, capital expenditures, acquisitions, and foreign currency exchange rate fluctuations.

    As of June 30, 2001, cash and cash equivalents totaled $201.0 million, including $132.7 million of net proceeds from our initial public offering, which we invested in short-term instruments including commercial paper, U.S. treasury bills, institutional money market funds and bank deposits.

    Cash provided by operations was $13.5 million and $17.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $4.0 million in 2001 from 2000 was generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

    Cash used by investing activities was $8.7 million for the six months ended June 30, 2001. Cash provided by investing activities was $6.5 million for the six months ended June 30, 2000. This difference of $15.2 million was driven primarily by proceeds of $17.6 million received from the sale of marketable equity securities during the six months ended June 30, 2000. Capital expenditures totaled $8.7 million for the six months ended June 30, 2001 compared with $11.1 million for the six months ended June 30, 2000. In each of these periods, this spending was driven by process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

    Cash provided by financing activities was less than $0.1 million during the six months ended June 30, 2001, compared to the use of $10.0 million for the six months ended June 30, 2000. The cash used by financing activities for the six months ended June 30, 2000 resulted from a June 2000 payment of a long-term note to Gist-Brocades (G-b) related to the 1995 acquisition of the G-b industrial enzyme business. There were no dividends paid to our common shareholders for the six months ended June 30, 2001 and 2000. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to EBITDA of 3.5:1.

    As of June 30, 2001 we had a $60 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to us $40 million of committed borrowings pursuant to a three-year credit agreement and $20 million of committed borrowings pursuant to a 364-day credit agreement. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the three-year agreement and 0.30% under the 364-day agreement. As of June 30, 2001 there were no borrowings under this facility.

    Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The total principal amount of these notes is $140 million with annual installment payments of $28 million to commence in March 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.

MARKET RISK

         Foreign currency risk and interest rate risk are the primary sources of our market risk. To date, foreign operations, mainly denominated in Euros, account for approximately 50% of our 2001 revenues. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes. At June 30, 2001, there were no material forward contracts or option contracts outstanding.

       As of June 30, 2001, cash and cash equivalents totaled $201.0 million. Of this amount, $36.3 million was denominated in Euros. The remainder or $164.7 million was primarily denominated in U.S. dollars. Other than the first installment due in March 2002 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources," short-term debt outstanding at June 30, 2001 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and its impact on the translation of these cash investments into U.S. dollars.

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


NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." The Statement requires the use of the purchase method of accounting for all business combinations. The Statement also requires the recognition of certain intangible assets acquired in a business combination apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. We are currently assessing the impact of this new standard on our financial statements.

    In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment. This statement may result in reclassifications in our financial statements of pre-existing intangible assets. The provisions of SFAS No. 142 will be effective for us starting the first quarter 2002. We are currently assessing the impact of this new standard on our financial statements.

Risk Factors

IF WE FAIL TO DEVELOP PRODUCTS FOR THE HEALTH CARE AND AGRICULTURE MARKETS, THEN WE MAY NEVER ACHIEVE A RETURN ON OUR RESEARCH AND DEVELOPMENT EXPENDITURES OR REALIZE PRODUCT REVENUES FROM THESE MARKETS.

    A key element of our business strategy is to utilize our technologies for the development and delivery of products to the health care market and segments of the agriculture market in which we do not currently compete. We have not produced any products for these markets. We intend to significantly increase our investment in research and development to develop products for these markets. The successful development of products is highly uncertain and is dependent on numerous factors, many of which are beyond our control, and may include the following:

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

    - Our ability to successfully commercialize products developed independently and the rate of adoption of such products; or

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

    Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology industry. In the ordinary course of business, we periodically receive notices of potential infringement of patents held by others and patent applications that may mature to patents held by others. The impact of such claims of potential infringement, as may from time to time become known to the Company, are difficult to assess. In the event of an intellectual property dispute, we may become involved in litigation. Intellectual property litigation is expensive and may divert management's time and resources away from our operations. The outcome of any such litigation is inherently uncertain. Even if we are successful, the litigation would be costly in terms of dollars spent and diversion of management time.

    If a third party successfully claims an intellectual property right to technology we use, it may force us to discontinue an important product or product line, alter our products and processes, pay license fees, pay damages for past infringement or cease certain activities. Under these circumstances, we may attempt to obtain a license to this intellectual property; however, we may not be able to do so on commercially reasonable terms, or at all. In addition, regardless of the validity of such a claim, its mere existence may affect the willingness of one or more customers to use or continue to use our products and, thereby, materially impact us.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Stockholders of the Company was held on May 3, 2001. At that meeting, the stockholders elected directors, approved the Genencor International, Inc. Employee Stock Purchase Plan, and approved the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2001. The total votes cast on each proposal at the meeting were as follows:

(i)      To elect directors to serve a three-year term.

                                                            Votes
                                                ------------------------------
                           Nominee                  For               Withheld
                  ---------------------         ------------------------------
                  Juha Kurkinen                 57,834,364             30,106

                  Robert H. Mayer               57,835,582             28,888

                  David M. Pond                 57,834,782             29,688

                  There were no broker non-votes.

                  Directors whose term in office continued after the meeting:

                  Term expiring in 2002: James L. Chitwood, Joseph A. Mollica, Soren Bjerre-Nielsen, James P. Rogers

                  Term expiring in 2003: Bruce C. Cozadd, W. Thomas Mitchell, Norbert G. Reidel

(ii)              To approve the Genencor International, Inc. Employee Stock
                  Purchase Plan.

                                            Votes
                       -------------------------------------------------
                           For              Against           Abstain
                       -------------------------------------------------

                       57,654,994           200,091           9,385


                  There were no broker non-votes.

(iii) To approve the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2001.

                                            Votes
                       -------------------------------------------------
                           For              Against           Abstain
                       -------------------------------------------------


                       57,847,723           11,077            5,670


                  There were no broker non-votes

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



                                     GENENCOR INTERNATIONAL, INC.



August 14, 2001                      By: /s/  Raymond J. Land
------------------------                ----------------------------------------
Date                                 Raymond J. Land
                                     Senior Vice President and Chief Financial
                                     Officer





August 14, 2001                      By: /s/  Darryl L. Canfield
------------------------                ----------------------------------------
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

               (c) Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein, dated March 28, 1996 is incorporated herein by refrence to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

               (d) $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

               (e) $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

               (f) Amendment No. 1 dated as of April 20, 2001 to the $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

               (g) Amendment No. 1 dated as of April 20, 2001 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

    (10)       Material Contracts

                   Genencor International, Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

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