Form 10-Q
period 2001-09-30
GENENCOR INTERNATIONAL INC
filed 2001-11-14
CIK 1113099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                             YES [ X ] NO [ ]


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


    CLASS                                         NUMBER OF SHARES OUTSTANDING AT OCTOBER 31, 2001
    COMMON STOCK, PAR VALUE $0.01 PER SHARE                                     59,923,374
                                                                                ----------

                                TABLE OF CONTENTS

                                                                                                                                PAGE
PART I.   FINANCIAL INFORMATION
    Item 1. Financial Statements.........................................................................................
            Condensed Consolidated Unaudited Balance Sheets as of September 30, 2001 and December 31, 2000...............        3
            Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended
              September 30, 2001 and 2000................................................................................        4
            Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000................................................................................        5
            Notes to Condensed Consolidated Unaudited Financial Statements...............................................        6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................        9
    Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................................        19

PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings...........................................................................................        19
    Item 2.  Changes in Securities and Use of Proceeds...................................................................        19
    Item 3.  Defaults Upon Senior Securities.............................................................................        19
    Item 4.  Submission of Matters to a Vote of Security Holders.........................................................        19
    Item 5.  Other Information...........................................................................................        19
    Item 6.  Exhibits and Reports on Form 8-K............................................................................        20

         Throughout this Report on Form 10-Q, the terms "the Company," "we," and "our" refer to Genencor International, Inc. and its subsidiaries collectively.

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                               2001                2000
                                                                                          ------------          -----------
ASSETS
Current assets:
  Cash and cash equivalents ......................................................          $ 201,329           $ 200,591
  Trade accounts receivable, net .................................................             48,205              46,913
  Inventories ....................................................................             49,561              46,938
  Other current assets ...........................................................             15,198              17,843
                                                                                            ---------           ---------
       Total current assets ......................................................            314,293             312,285
Property, plant and equipment, net ...............................................            210,640             216,983
Intangible assets, net ...........................................................             60,142              64,049
Other assets .....................................................................             52,452              49,615
                                                                                            ---------           ---------
       Total assets ..............................................................          $ 637,527           $ 642,932
                                                                                            =========           =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable ..................................................................          $   6,985           $   4,689
  Current maturities of long-term debt ...........................................             28,000                 --
  Accounts payable and accrued expenses ..........................................             30,804              47,217
  Other current liabilities ......................................................             13,103              12,143
                                                                                            ---------           ---------
       Total current liabilities .................................................             78,892              64,049
Long-term debt ...................................................................            113,927             144,360
Other long-term liabilities ......................................................             29,883              30,297
                                                                                            ---------           ---------
       Total liabilities .........................................................            222,702             238,706
                                                                                            ---------           ---------
Redeemable preferred stock:
  7 -1/2% cumulative series A preferred stock, without par value, authorized
     1,000 shares, 970 shares issued and outstanding .............................            160,657             155,200
                                                                                            ---------           ---------
Shareholders' equity:
  Common stock, par value $0.01 per share, 200,000,000
     shares authorized, 59,923,374 and 59,906,500 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively.......................                599                 599
  Additional paid-in capital .....................................................            344,495             344,092
  Deferred stock-based compensation ..............................................             (3,782)             (5,560)
  Notes receivable for common stock ..............................................            (17,994)            (18,008)
  Accumulated deficit ............................................................            (15,665)            (23,965)
  Accumulated other comprehensive loss ...........................................            (53,485)            (48,132)
                                                                                            ---------           ---------
       Total shareholders' equity ................................................            254,168             249,026
                                                                                            ---------           ---------
       Total liabilities, redeemable preferred stock and shareholders' equity ....          $ 637,527           $ 642,932
                                                                                            =========           =========

    The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             ------------------                      -----------------
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                               -------------                           -------------
                                                          2001                2000                2001                2000
                                                      ------------        ------------        ------------        ------------
Revenues:
  Product revenue .............................       $     77,847        $     77,359        $    231,629        $    227,625
  Fees and royalty revenues ...................              2,942               3,369               8,232              12,493
                                                      ------------        ------------        ------------        ------------
       Total revenues .........................             80,789              80,728             239,861             240,118
Operating expenses:
  Cost of products sold .......................             44,132              44,495             128,557             129,756
  Research and development ....................             14,811              13,762              42,810              38,347
  Sales, marketing and business development ...              7,124               8,521              20,813              21,367
  General and administrative ..................              7,847               6,959              21,669              19,347
  Amortization of intangible assets ...........              2,616               2,615               7,306               7,900
  Other income ................................               (704)               (956)                 (8)               (937)
                                                      ------------        ------------        ------------        ------------
       Total operating expenses ...............             75,826              75,396             221,147             215,780
                                                      ------------        ------------        ------------        ------------
Operating income ..............................              4,963               5,332              18,714              24,338
Non operating expenses/(income):
  Investment income ...........................                 --                  --                  --             (16,577)
  Interest expense ............................              2,612               2,608               7,830               7,878
  Interest income .............................             (2,264)             (2,712)             (7,959)             (4,056)
                                                      ------------        ------------        ------------        ------------
       Total non operating expenses/(income) ..                348                (104)               (129)            (12,755)
                                                      ------------        ------------        ------------        ------------
Income before provision for income taxes ......              4,615               5,436              18,843              37,093
Provision for income taxes ....................              1,245                 683               5,087              11,109
                                                      ------------        ------------        ------------        ------------
Net income ....................................       $      3,370        $      4,753        $     13,756        $     25,984
                                                      ============        ============        ============        ============
Net income available to holders of common stock       $      1,552        $      2,934        $      8,300        $     20,527
                                                      ============        ============        ============        ============
  Earnings per common share:
       Basic ..................................       $       0.03        $       0.05        $       0.14        $       0.39
                                                      ============        ============        ============        ============
       Diluted ................................       $       0.03        $       0.05        $       0.14        $       0.37
                                                      ============        ============        ============        ============
  Weighted average common shares:
       Basic ..................................         59,921,848          56,873,167          59,914,261          52,703,611
                                                      ============        ============        ============        ============
       Diluted ................................         60,747,516          59,501,875          61,079,722          54,964,499
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                              2001             2000
                                                           ---------        ---------
Cash flows from operating activities:
  Net income .......................................       $  13,756        $  25,984
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................          26,693           26,550
      Amortization of deferred stock-based
      compensation .................................           2,020              962
      Loss on disposition of property, plant and
      equipment ....................................              --              197
      Gain on sale of marketable securities ........              --          (16,577)
     (Increase) decrease in operating assets:
         Trade accounts receivable .................          (1,968)          (2,356)
         Inventories ...............................          (3,446)           2,576
         Other assets ..............................           1,530           (6,298)
     (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses .....         (15,307)           1,844
         Other liabilities .........................           2,004               15
                                                           ---------        ---------
         Net cash provided by operating activities .          25,282           32,897
                                                           ---------        ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......         (14,880)         (16,516)
  Acquisition of intangible assets .................          (4,098)              --
  Payments to acquire marketable securities ........          (4,630)              --
  Proceeds from the sale of marketable securities ..              --           17,568
                                                           ---------        ---------
         Net cash (used in) provided by investing
           activities ..............................         (23,608)           1,052
                                                           ---------        ---------
Cash flows from financing activities:
  Net proceeds from the issuance of common stock ...              --          132,801
  Proceeds from exercise of stock options ..........             164               --
  Net (payments) proceeds on notes payable of
      foreign affiliate ............................             (31)             966
  Payment of long-term debt ........................              --          (10,000)
  Other ............................................              --              (86)
                                                           ---------        ---------
         Net cash provided by financing activities .             133          123,681
                                                           ---------        ---------
Effect of exchange rate changes on cash ............          (1,069)          (3,400)
                                                           ---------        ---------
Net increase in cash and cash equivalents ..........             738          154,230
Cash and cash equivalents -- beginning of period ...         200,591           39,331
                                                           ---------        ---------
Cash and cash equivalents -- end of period .........       $ 201,329        $ 193,561
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


2 -- EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to common shareholders, undeclared and unpaid dividends on redeemable preferred stock were deducted from net income for each quarter presented and for each nine month period presented, respectively.

         Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to common shareholders of the Company. As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and nine months ended September 30, 2001 and 2000. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.

         The following table reflects the calculation of basic and diluted earnings per common share:

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             ------------------                     -----------------
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                                -------------                          -------------
                                                          2001                2000                 2001                2000
                                                      ------------        ------------        ------------        ------------
Net income ....................................       $      3,370        $      4,753        $     13,756        $     25,984
  Less: Accrued dividends on preferred stock ..             (1,818)             (1,819)             (5,456)             (5,457)
                                                      ------------        ------------        ------------        ------------
Net income available to holders of common stock       $      1,552        $      2,934        $      8,300        $     20,527
                                                      ============        ============        ============        ============

Weighted average common shares:
  Basic .......................................         59,921,848          56,873,167          59,914,261          52,703,611
  Effect of stock options .....................            825,668           2,628,708           1,165,461           2,260,888
                                                      ------------        ------------        ------------        ------------

  Diluted .....................................         60,747,516          59,501,875          61,079,722          54,964,499
                                                      ============        ============        ============        ============
Earnings per common share:
  Basic .......................................       $       0.03        $       0.05        $       0.14        $       0.39
                                                      ============        ============        ============        ============
  Diluted .....................................       $       0.03        $       0.05        $       0.14        $       0.37
                                                      ============        ============        ============        ============

3 -- INVENTORIES

         Inventories consist of the following:

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2001           2000
                                                                             ----------      ---------
                  Raw materials..........................................    $    8,157      $   7,699
                  Work-in-progress.......................................         8,875          7,874
                  Finished goods.........................................        32,529         31,365
                                                                             ----------      ---------
                    Inventories..........................................    $   49,561      $  46,938
                                                                             ==========      =========


4 -- SHAREHOLDERS' EQUITY

         Accumulated other comprehensive loss consists of the following:

                                                                      FOREIGN       MARKETABLE    ACCUMULATED
                                                                     CURRENCY       SECURITIES       OTHER
                                                                    TRANSLATION      VALUATION   COMPREHENSIVE
                                                                    ADJUSTMENT      ADJUSTMENT       LOSS
                                                                   ----------      ---------      ---------
                      Balances, December 31, 2000...............   $  (48,360)     $     228      $ (48,132)
                        Current period change...................       (3,991)        (1,362)        (5,353)
                                                                   ----------      ---------      ---------

                      Balances, September 30, 2001..............   $  (52,351)     $  (1,134)    $  (53,485)
                                                                   ==========      ==========     ==========

         The change in the marketable securities valuation adjustment for the nine months ended September 30, 2001 of $1,362 ($2,643 pre-tax) relates to unrealized holding losses on the Company's available-for-sale securities.


5 -- INVESTMENT INCOME

         There was no investment income during the three or nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Company realized gains from sales of marketable securities in the amount of $16,577. This amount is included in investment income as part of total non operating income for the period.

6 -- EPIMMUNE INC. AGREEMENT

         During July 2001, the Company acquired a 10% ownership interest in and entered into a license agreement with Epimmune Inc. The Company also entered into a research collaboration agreement with Epimmune Inc. Although the Company's investment in Epimmune Inc. is considered available-for-sale, the Company has no intent to liquidate its investment in the current period. Therefore, the investment is recorded at fair value within other assets.

7 -- NEW ACCOUNTING STANDARDS

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

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 are required to be adopted by the Company as of January 1, 2003, although earlier adoption is permitted. Management is currently assessing the impact of this new standard on the Company's financial statements.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will be effective for the Company starting the first quarter 2002. Management is currently assessing the impact of this new standard on the Company's financial statements.


8 -- INCOME TAXES

         The Company's effective income tax rate for the three months ended September 30, 2001 was 27%, compared with 13% for the three months ended September 30, 2000, which reflects the year-to-date impact of the Company's assessment of its annual effective income tax rate. For the three months ended September 30, 2000, this assessment included the Company's reevaluation of its ability to utilize certain deferred tax assets, which resulted in the release of valuation allowances.

         The Company's effective income tax rate for the nine months ended September 30, 2001 was 27%, compared with 30% for the nine months ended September 30, 2000. The effective rate for the nine months ended September 30, 2000 included the effect of two one-time events. During the nine months ended September 30, 2000, the Company realized $16,577 of pre-tax gains from the sale of marketable equity securities and a $3,500 pre-tax gain from the settlement of certain patent infringement issues, both in the United States and tax effected at a marginal rate of 38.6%.


9 -- SUBSEQUENT EVENTS

         During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation. The alliance combines the organizations' expertise in their respective fields of biotechnology and silicon chemistry to create a new, proprietary Silicon Biotechnology(TM) technology platform for the development of new biomaterials. Over the term of the agreement, the Company has the potential to earn up to $35,000, including an up-front payment of $12,000, research funding and milestone payments.

         During November 2001, the Company entered into a five-year worldwide supply contract with Procter & Gamble to provide protease enzymes for laundry and dish detergents. Under this agreement, the Company has the potential to earn up to $600,000 in product revenues over the life of the contract.

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

    We manufacture our products through our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. For the nine months ended September 30, 2001 and 2000, we derived approximately 50% of our revenues from our foreign operations.

SUMMARY OF RESULTS

    For the three months ended September 30, 2001, net income available for common shareholders decreased to $1.6 million, or $0.03 per diluted share, from $2.9 million, or $0.05 per diluted share, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net income available for common shareholders decreased to $8.3 million, or $0.14 per diluted share, from $20.5 million, or $0.37 per diluted share, for the nine months ended September 30, 2000. Net income for the nine month period in 2000 was favorably impacted by gains from sales of marketable equity securities. The after-tax impact to net income for these non-recurring gains was $10.2 million for the nine month period ended September 30, 2000.

RECENT DEVELOPMENTS

    In July 2001, we acquired a 10% equity stake in Epimmune Inc. We also entered into a 30-month collaboration with Epimmune focused on the development of therapeutic vaccines for three oncogenic viruses, including research funding and milestone payments. Additionally, we exclusively licensed certain Epimmune technologies and related intellectual property rights on a worldwide basis for the development of vaccines to treat or prevent hepatitis C (HCV), hepatitis B
(HBV) and human papilloma virus (HPV).

    In August 2001, we announced that we obtained worldwide exclusive rights to Phogen's proprietary VP22 technology to develop second generation therapeutic vaccines for infectious viral diseases and began a collaboration with Phogen to develop the vectosome application of VP22 to enhance DNA vaccine formulation.

    Also in August 2001, we announced a two-year collaboration with The Centre for Applied Microbiology and Research that focuses on an enzyme-based process for treating surgical equipment, rendered animal material and blood products to eliminate prion infectivity. The collaboration will also investigate developing an effective rapid prion detection test.

    In September 2001, we announced achievement of our first technical milestone in the three-year contract with the U.S. Department of Energy (DOE) Biofuels Program administered by DOE's National Renewable Energy Laboratory. We developed and validated processes for improved cellulase enzymes that meet the intended objective at one-half the cost of currently available technologies.

    Also in September 2001, we announced the signing of a licensing agreement with Integrated Genomics, Inc. for three microbial genome sequencing technologies that we believe will help to improve efficiencies in fungal cell factories.

    In October 2001, we announced a strategic alliance with Dow Corning Corporation. The alliance combines the organizations' expertise in their respective fields of biotechnology and silicon chemistry to create a new, proprietary Silicon Biotechnology(TM) technology platform for the development of new biomaterials. The alliance anticipates it will see some of its first successes through the introduction of new, biologically mediated silicone based products for the life sciences, personal care, cleaning and fabric care markets. Over the term of the agreement, we have the potential to earn up to $35.0 million, including an up-front payment of $12.0 million, research funding and milestone payments.

    In November 2001, we announced the signing of a five-year worldwide supply contract with Procter & Gamble to provide protease enzymes for laundry and dish detergents. The agreement is estimated to be worth up to $600.0 million in product revenues over the life of the contract. This contract extends the companies' almost two-decade-long relationship and further solidifies our position in the innovation and commercialization of protease enzymes for liquid and dry formulations.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2001 and 2000

    Revenues. Total revenues for the three months ended September 30, 2001 of $80.8 million were consistent with the three months ended September 30, 2000.

    Product Revenues. Product revenues for the three months ended September 30, 2001 increased $0.4 million, or 1%, to $77.8 million from the three months ended September 30, 2000. For the three months ended September 30, 2001, unit volume/mix grew 6%, while average prices fell 5%. Volume increased primarily due to increased protease enzyme sales to a major customer.

    Regionally, North American product revenues for the three months ended September 30, 2001 increased $ 0.6 million, or 2%, to $37.6 million from the three months ended September 30, 2000, primarily due to increased sales to our grain processing customers, partially offset by decreased sales to cleaning and fabric care customers. European product revenues for the three months ended September 30, 2001 increased $0.4 million, or 2%, to $26.8 million from the three months ended September 30, 2000, due primarily to increased sales to cleaning and fabric care customers, partially offset by decreased sales to grain processing customers. Our product revenues in Latin America for the three months ended September 30, 2001 decreased $1.4 million, or 26%, to $4.1 million from the three months ended September 30, 2000 due primarily to decreased sales to our cleaning and fabric care customers. Product revenues in Asia increased $0.8 million, or 9%, to $9.3 million for the three months ended September 30, 2001 from the three months ended September 30, 2000 due mainly to increased sales to our cleaning and fabric care customers.

    Fees and Royalty Revenues. Fees and royalty revenues decreased $0.4 million, or 12%, to $2.9 million for the three months ended September 30, 2001 from the three months ended September 30, 2000.

    Funded research revenues for the three months ended September 30, 2001 decreased $0.6 million, or 18%, to $2.7 million from the three months ended September 30, 2000. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $1.4 million, or 61%, to $0.9 million for the three months ended September 30, 2001 from the three months ended September 30, 2000. Funded research revenues provided by customers increased $0.8 million, or 80%, to $1.8 million for the three months ended September 30, 2001 from the three months ended September 30, 2000.


Operating Expenses

    Cost of Products Sold. Cost of products sold for the three months ended September 30, 2001 decreased $0.4 million, or 1%, to $44.1 million from the three months ended September 30, 2000. Cost of products sold reflects decreases in fixed and variable costs of $0.9 million, partially offset by increased sales volume/mix of $0.7 million.

    Gross Profit and Margins from Products Sold. Gross profit from products sold increased $0.8 million, or 2%, to $33.7 million for the three months ended September 30, 2001 from the three months ended September 30, 2000. This overall increase was caused by significant product revenue related factors including a 6% increase in volume/mix processed through our plants, partially offset by an average price decline of 5%. This net increase in gross profit was partially offset by a $0.3 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 43.3% for the three months ended September 30, 2001 from 42.5% for the three months ended September 30, 2000.

    Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $1.0 million, or 7%, to $14.8 million for the three months ended September 30, 2001 from the three months ended September 30, 2000 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $1.3 million, or 72%, to $3.1 million for the three months ended September 30, 2001 from the three months ended September 30, 2000.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses decreased $1.4 million, or 16%, to $7.1 million for the three months ended September 30, 2001 from the three months ended September 30, 2000 due primarily to decreases in incentive compensation of $1.3 million and outside services of $0.7 million, partially offset by an increase in personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.7 million.

    General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $0.8 million, or 11%, to $7.8 million for the three months ended September 30, 2001 from the three months ended September 30, 2000 due primarily to increased personnel-related costs, including salaries, benefits, commissions and travel expenses of $1.0 million, partially offset by a decrease in incentive compensation of approximately $0.2 million.

    Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2001 of $2.6 million was consistent with the three months ended September 30, 2000.

    Other Expense and Income. Other income for the three months ended September 30, 2001 decreased $0.3 million, or 30%, to $0.7 million from the three months ended September 30, 2000. The decrease in other income was due mainly to losses associated with foreign currency transactions.

    Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. This amount is recorded as a separate component of shareholders' equity and amortized as a charge to operations over the vesting period of the options. Amortization of this deferred compensation expense for the three months ended September 30, 2001 and September 30, 2000, was $0.6 million, which was reported in our statements of operations as follows (in millions):

                                                              2001         2000
                                                           ----------   --------
Research and development...............................    $      0.2    $   0.2
Sales, marketing and business development..............           0.2        0.2
General and administrative.............................           0.2        0.2
                                                           ----------   --------
Total amortization of deferred compensation expense        $      0.6    $   0.6
                                                           ==========    =======

Non Operating Expense and Income

    Investment Income. There was no investment income for the three months ended September 30, 2001 or September 30, 2000.

    Interest Income. Interest income decreased $0.4 million, or 15%, to $2.3 million for the three months ended September 30, 2001 from the three months ended September 30, 2000 due mainly to lower interest rates.

    Income Taxes. Several factors affected our effective income tax rate for the three months ended September 30, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the three months ended September 30, 2001 was 27% compared with 13% for the three months ended September 30, 2000. Our effective income tax rate for the three months ended September 30, 2000 of 13% reflects the year-to-date impact of reevaluating our ability to utilize certain deferred tax assets, which resulted in the release of valuation allowances. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire at the end of 2005.


Comparison of the Nine Months Ended September 30, 2001 and 2000

    Revenues. Total revenues for the nine months ended September 30, 2001 decreased $0.2 million to $239.9 million from the nine months ended September 30, 2000, primarily due to a decrease in fees and royalty revenues, partially offset by an increase in product revenues.

    Product Revenues. Product revenues in the nine months ended September 30, 2001 increased $4.0 million, or 2%, to $231.6 million from the nine months ended September 30, 2000. Without the impact of the stronger U.S. dollar against the Euro in 2001 versus 2000, product revenues in the nine months ended September 30, 2001 would have increased by 4%. In the nine months ended September 30, 2001, unit volume/mix grew 6%, while average prices fell 3%. Volume increased primarily due to increased protease enzyme sales to a major customer.

    Regionally, North American product revenues increased $2.4 million, or 2%, to $111.6 million and European product revenues increased $2.5 million, or 3%, to $80.0 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000, each of which were driven primarily by protease enzyme sales. In the nine months ended September 30, 2001, our product revenues in Latin America decreased $1.8 million, or 12%, to $13.6 million from the nine months ended September 30, 2000 due primarily to decreased sales to cleaning and fabric care customers. Product revenues in Asia for the nine months ended September 30, 2001 increased $0.9 million, or 4%, to $26.5 million from the nine months ended September 30, 2000 primarily due to increased sales to cleaning and fabric care customers.

    Fees and Royalty Revenues. Fees and royalty revenues decreased $4.3 million, or 34%, to $8.2 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000.

     Funded research revenues for the nine months ended September 30, 2001 decreased $1.2 million, or 14%, to $7.4 million from the nine months ended September 30, 2000. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $1.4 million, or 34%, to $2.7 million for the three months ended September 30, 2001 from the three months ended September 30, 2000. Funded research revenues provided by customers increased $0.1 million, or 2%, to $4.7 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000.

    Royalties decreased $3.0 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000, due primarily to the successful resolution of a patent infringement issue with a customer, for which back royalties of $3.5 million were received during the first quarter of 2000. These royalties pertained to previous sales, using patented technology, made by the customer to third parties.


Operating Expenses

    Cost of Products Sold. Cost of products sold decreased $1.2 million, or 1%, to $128.6 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000 even though our expanded sales volume/mix increased costs $2.7 million. This decrease in cost of products sold was driven primarily by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $2.4 million and the sale of lower cost inventories of approximately $1.5 million.

    Gross Profit and Margins from Products Sold. Gross profit from products sold increased $5.2 million, or 5%, to $103.0 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. This overall increase was caused by significant product revenue related factors including a 6% increase in volume/mix processed through our plants, partially offset by an average price decline of 3%. This net increase in gross profit was partially offset by a $1.8 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 44.5% for the nine months ended September 30, 2001 from 43.0% for the nine months ended September 30, 2000.

    Research and Development. Research and development expenses increased $4.5 million, or 12%, to $42.8 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $1.9 million, or 21%, to $7.3 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses decreased $0.6 million, or 3%, to $20.8 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000, primarily due to decreases in incentive compensation of $1.2 million and outside services of $0.5 million, partially offset by an increase of $1.1 million in personnel-related costs, including salaries, benefits, commissions and travel expenses.

    General and Administrative. General and administrative expenses increased $2.4 million, or 12%, to $21.7 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000, due primarily to increased salaries and benefits of $2.2 million, and public relations costs of $0.4 million, partially offset by a decrease in outside services of $0.6 million.

    Amortization of Intangible Assets. Amortization expense decreased $0.6 million, or 8%, to $7.3 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000 due primarily to the 2000 release of an income tax valuation allowance that was reallocated to reduce goodwill.

    Other Expense and Income. Other income for the nine months ended September 30, 2001 decreased $0.9 million to less than $0.1 million from the nine months ended September 30, 2000 due primarily to losses from foreign currency exchange transactions.

    Deferred Compensation. Amortization of deferred compensation expense for the nine months ended September 30, 2001 was $2.0 million and for the three months ended September 30, 2000 was $1.0 million, which was reported in our statements of operations as follows (in millions):

                                                                2001       2000
                                                           ----------   ---------
Cost of products sold..................................    $      0.1    $    0.1
Research and development...............................           0.7         0.2
Sales, marketing and business development..............           0.6         0.3
General and administrative.............................           0.6         0.4
                                                           ----------   ---------
Total amortization of deferred compensation expense        $      2.0    $    1.0
                                                           ==========    ========

Non Operating Expense and Income

    Investment Income. There was no investment income for the nine months ended September 30, 2001. Investment income of $16.6 million for the nine months ended September 30, 2000 represents gains from the sale of marketable equity securities.

    Interest Income. Interest income increased $3.9 million, or 95%, to $8.0 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000 due mainly to earnings on proceeds from our initial public offering, partially offset by lower interest rates.

    Income Taxes. Several factors affected our effective income tax rate for the nine months ended September 30, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the nine months ended September 30, 2001 was 27% compared with 30% for the nine months ended September 30, 2000. The effective rate for the nine months ended September 30, 2001 is representative of our most recent assessment of our annual effective income tax rate of approximately 27%. The effective rate for the nine months ended September 30, 2000 included the effect of two one-time events. During the nine months ended September 30, 2000, we realized $16.6 million of pre-tax gains from the sale of marketable equity securities and a $3.5 million pre-tax gain from the settlement of certain patent infringement issues, both in the United States and tax effected at a marginal rate of 38.6%. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire at the end of 2005.


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

    As of September 30, 2001, cash and cash equivalents totaled $201.3 million. The funds were invested in short-term instruments including A1-P1 rated commercial paper, master notes, U.S. treasury bills, institutional money market funds and bank deposits.

    Cash provided by operations was $25.3 million and $32.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $7.6 million in 2001 from 2000 was generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

    Cash used by investing activities was $23.6 million for the nine months ended September 30, 2001. Cash provided by investing activities was $1.1 million for the nine months ended September 30, 2000. This difference of $24.7 million was driven primarily by proceeds of $17.6 million received from the sale of marketable equity securities during the nine months ended September 30, 2000. During the third quarter of 2001, we paid $4.6 million to acquire marketable securities. Also during the third quarter of 2001 we paid $4.1 million to license certain technologies in connection with our collaborative research efforts. Capital expenditures totaled $14.9 million for the nine months ended September 30, 2001 compared with $16.5 million for the nine months ended September 30, 2000. In each of these periods, this spending was driven by process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

    Cash provided by financing activities was $0.1 million during the nine months ended September 30, 2001, compared to $123.7 million for the nine months ended September 30, 2000. The cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from our initial public offering of common stock, partially offset by the payment of a long-term note to Gist-Brocades (G-b) related to the 1995 acquisition of the G-b industrial enzyme business. There were no dividends paid to our common shareholders for the nine months ended September 30, 2001 and 2000. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to EBITDA of 3.5:1.

    As of September 30, 2001 we had a $60 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to us $40 million of committed borrowings pursuant to a three-year credit agreement and $20 million of committed borrowings pursuant to a 364-day credit agreement. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the three-year agreement and 0.30% under the 364-day agreement. As of September 30, 2001 there were no borrowings under this facility.

    Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The total principal amount of these notes is $140 million with annual installment payments of $28 million to commence in March 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.


MARKET RISK

    Foreign currency risk and interest rate risk are the primary sources of our market risk. To date, foreign operations, mainly denominated in Euros, account for approximately 50% of our 2001 revenues. We believe that we substantially mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes. At September 30, 2001, there were no material forward contracts or option contracts outstanding.

    As of September 30, 2001, cash and cash equivalents totaled $201.3 million. Of this amount, $55.7 million was denominated in Euros. The remainder or $145.6 million was primarily denominated in U.S. dollars. Other than the first installment due in March 2002 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources," short-term debt outstanding at September 30, 2001 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and its impact on the translation of these cash investments into U.S. dollars.

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

Foreign Currency Exposure

    We conduct business throughout the world. To date, we have derived approximately 50% of our 2001 revenues and approximately all of our 2001 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

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

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 are required to be adopted as of January 1, 2003, although earlier adoption is permitted. We are currently assessing the impact of this new standard on our financial statements.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will be effective for the Company starting the first quarter 2002. We are currently assessing the impact of this new standard on our financial statements.

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

    We do not currently possess the resources necessary to independently develop and commercialize products for all of the market opportunities that may result from our technologies. We intend to form strategic alliances with industry leaders in our target markets to gain access to funding for research and development, expertise in areas where we lack such expertise, and distribution channels. We may fail to enter into the necessary strategic alliances or fail to commercialize the products anticipated from the alliances. Our alliances could be harmed if:

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

    - Our ability to successfully commercialize products developed independently and the rate of adoption of such products; or

    - Fluctuations in geographic conditions including currency and other economic conditions such as economic crises in South America or Asia.

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

           Not applicable

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

           The information presented in Item 2 of Part I of this Report on Form 10-Q under the heading "Liquidity and Capital Resources" is hereby incorporated by reference. The Company's Registration Statement on Form S-1 (Registration No. 333-36452) was effective as of July 27, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5. OTHER INFORMATION

           Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits

          See the Index to Exhibits immediately following the signature page to this Report on Form 10-Q.

b.        Reports on Form 8-K

          On August 10, 2001, the Company filed a Form 8-K (under Item 5) regarding the adoption of trading plans under Rule 10b5-1 by all of its executive officers and the potential for some or all of its directors and key employees to establish such trading plans in the future. This report did not include any financial statements.

                                   SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               GENENCOR INTERNATIONAL, INC.



November 14, 2001                              By: /s/  Raymond J. Land
------------------------------------                 --------------------------
Date                                          Raymond J. Land
                                              Senior Vice President and
                                              Chief Financial Officer





November 14, 2001                              By: /s/  Darryl L. Canfield
------------------------------------                 --------------------------
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

            (c) Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein, dated March 28, 1996 is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on September 26, 2000.

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

      (10)  Material Contracts

    *+10.1 License Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001.

    *+10.2 Collaboration Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001.

    *+10.3 Securities Purchase Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001.

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

    (22) Published report regarding matters submitted to a vote of security holders

           Not applicable.

    (23)   Consents of experts and counsel

           Not applicable.

    (24)   Power of Attorney

           Not applicable.

    (99)   Additional Exhibits

           Not applicable

---------------

* Exhibits filed with this Report.

+ Confidential Treatment requested as to certain information, which has been filed separately with the Commission pursuant to an application for such treatment.