Form 10-K405
period 2001-12-31
GENENCOR INTERNATIONAL INC
filed 2002-03-29
CIK 1113099

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                       [X]
                                  ------------

        THE AGGREGATE MARKET VALUE (BASED UPON THE CLOSING PRICE ON THE NASDAQ STOCK MARKET ON MARCH 15, 2002) OF THE 8,116,958 SHARES OF VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 15, 2002 WAS APPROXIMATELY $96,835,309.

        AS OF MARCH 15, 2002, THERE WERE 59,657,853 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT TO BE HELD ON MAY 30, 2002 HAVE BEEN INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12 AND 13 OF THIS REPORT.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I.
    Item 1.   Business.........................................................................................    3
    Item 2.   Properties.......................................................................................   20
    Item 3.   Legal Proceedings................................................................................   21
    Item 4.   Submission of Matters to a Vote of Security Holders..............................................   21

PART II.
    Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters.........................   21
    Item 6.   Selected Financial Data..........................................................................   22
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............   24
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................   33
    Item 8.   Financial Statements and Supplementary Data......................................................   35
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   59

PART III.
    Item 10.  Directors and Executive Officers of the Registrant...............................................   59
    Item 11.  Executive Compensation...........................................................................   59
    Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................   59
    Item 13.  Certain Relationships and Related Transactions...................................................   59

PART IV.
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................   59

This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Items 1, 7, and 7A of this Report. The Company disclaims any obligation to publicly announce any revisions to these forward-looking statements to reflect facts or circumstances of which the Company becomes aware after the date hereof. Unless otherwise specified, all references to the "Company", "we", "us", "our", and "ourselves" refer to Genencor International, Inc. and its subsidiaries.

PART I.

ITEM 1. BUSINESS

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

        We are a diversified biotechnology company that develops and delivers products and/or services to the industrial, consumer, agri-processing and health care markets. Using an integrated set of technology platforms, including gene discovery and functional genomics, molecular evolution and design, and human immunology, we develop products that deliver innovative and sustainable solutions to many of the problems of everyday life.

        Our strategy is to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agri-processing, industrial, and consumer markets. We currently sell approximately 250 product formulations containing enzymes that are used in applications as diverse as removing stubborn stains from clothing, converting corn starch to the sweetener used in many soft drinks and certain foods and enhancing the nutritional value of grains for animal feed. We currently manufacture and market these products through our global supply chain including nine manufacturing facilities and 16 global distribution locations on four continents. In addition, we are independently developing a number of other products as well as through collaborations.

        We have a strong commitment to research as an essential component of our product development effort. We focus our research and development activities in our technology platforms to discover, optimize, produce and deliver products to our target markets. An important part of the Company's research and development effort is undertaken through third-party collaborations that contribute significant technology and other resources to the development and commercialization of products. We believe this aspect of our research and development efforts will be important as we expand into health care and other new markets.

        During 2001, we outlined a health care strategy built upon our current capabilities in modifying, optimizing and manufacturing proteins. To this end, we added approximately 50 scientific and business staff, filed 19 health care-related patent applications and committed ourselves to a significant investment in our health care initiatives. These initiatives are protein therapeutics, which includes drug optimization, drug discovery and monoclonal antibody production, and immunology, which includes therapeutic vaccines and transgenic models.

        Consistent with our health care strategy, we entered into therapeutic vaccine collaborations or license agreements with Epimmune Inc. and Phogen Ltd. during 2001 and The Johns Hopkins University in early 2002. In addition, we recently announced a collaboration with Seattle Genetics, Inc. relating to targeted enzyme prodrug therapy for treating cancer. These collaborations involved certain up front license fees paid by us as well as the potential for additional milestone payments. We also purchased minority interests in the common stock of Seattle Genetics and Epimmune. We expect these collaborations to add technology and potential products to our therapeutics program.

        In the industrial, consumer and agri-processing markets, we signed long-term supply agreements with major existing customers, including a five-year global protease supply agreement with The Procter & Gamble Company and a five-year agreement with Cargill, Incorporated to supply the enzymes used in its North American wet-corn-milling operations. We also extended our existing research agreement with DuPont for the development of 1,3 propanediol, the key monomer in DuPont's Sorona platform, a bio-based polymer and fiber.

        In October 2001, we entered into a strategic alliance with the Dow Corning Corporation, seeking to combine our organizations' expertise in each of their respective fields of biotechnology and silicon chemistry to create a new, proprietary Silicon Biotechnology platform. The initial research phase of this alliance is two years.

        In February 2002, we acquired Enzyme Bio-Systems Ltd. (EBS) from Corn Products International, Inc., a leading agri-processor. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. Through this acquisition, we gained a manufacturing facility in Beloit, Wisconsin that offers approximately twice the capacity of our Elkhart, Indiana facility. As a result of the acquisition of EBS' Beloit facility, as well as economic conditions in Latin America and the devaluation of the Argentine peso, we intend to restructure our overall supply infrastructure in 2002 by ceasing operations at our Elkhart, Indiana plant (consisting of one manufacturing facility and two distribution locations) and downsizing our Argentine facilities.

        The Company traces its history to 1982 when Genencor, Inc. was formed as a joint venture between Genentech, Inc. and Corning, Inc. In 1987, Eastman Kodak Company acquired a 25% interest in Genencor, Inc. The Company was incorporated in Delaware in 1989 and commenced operations in 1990 when Cultor Ltd. and Eastman Kodak formed a joint venture in the industrial biotechnology area and acquired Genencor, Inc. In 1993, Eastman Kodak transferred its 50% interest in the Company to Eastman Chemical Company. In 1999, Danisco A/S acquired Cultor Ltd., which is now known as Danisco Finland OY. After the Company's initial public offering, Eastman Chemical Company and its affiliates and Danisco and its affiliates each own approximately 42% of our outstanding common stock. Our majority stockholders therefore have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions. In addition, the concentration of ownership of our common stock may have the effect of delaying or preventing a change in control favored by other stockholders.

OUR MARKETED PRODUCTS

        We currently market and sell approximately 250 products that are distributed to approximately 450 customers in more than 85 countries. We group our existing products into three general functional categories: enzymes that break down protein, enzymes that break down starch and enzymes that break down cellulose. These enzyme products, or bioproducts, are then marketed to the industrial, consumer and agri-processing markets. Industrial and consumer market applications include fabric care, cleaning and textile processing, as well as the emerging market of personal care. The agri-processing market applications include classes of enzymes utilized in the grain processing, animal feed and specialties areas.

INDUSTRIAL AND CONSUMER MARKETS

Cleaning Products

        Our products include protein degrading enzymes, such as proteases, starch degrading enzymes, such as amylases, and cellulose degrading enzymes, such as cellulases. These enzymes are formulated in granular, liquid, tablet and gel forms. Commercially available products include:

        - Purafect: A family of high alkaline protease enzymes used in laundry and dishwashing products to clean stains and soils containing proteins, such as blood, grass, milk, gravy and tomato sauce;

        - Properase: A high alkaline protease enzyme available in a variety of formulations used in low temperature wash conditions to clean stains and soils, containing proteins, such as blood, grass, egg, milk, gravy and tomato sauce;

        - Purastar: A series of amylase enzyme containing products used in laundry and dishwashing products to remove starch-based stains and soils such as chocolate, gravy, baby food, rice and pasta; and

        - Puradax: A high alkaline cellulase enzyme product used in laundry products to provide fabric care such as removing fuzz and pills and providing color brightening.

Textile Products

        Our products include cellulase, amylase and protease enzymes for applications such as denim finishing, biofinishing of cotton and cellulosics, and desizing and treatment of wool and silk. Additionally, we market catalase enzymes used to remove hydrogen peroxide during the textile dyeing process. These products are available in a variety of formulations, including liquid and granular forms, and at various concentrations useful under altered conditions, such as high or low temperature and high or low pH conditions. Commercially available products include:

        - IndiAge: A family of cellulase products used for denim finishing and processing of high-performance cellulosic fibers, such as lyocell;

        - Primafast: An acid cellulase used in the processing of high-performance cellulosic fibers, such as lyocell;

        - Optisize: A family of amylase products for low or high temperature desizing processes;

        - OxyGone Catalase: A family of catalase products used by fabric dyers to eliminate residual hydrogen peroxide in the dyeing process; and

        - Protex: A family of protease products used in denim processing and the treatment of wool and silk.

Personal Care Products

        We currently commercialize a high-performance protease used in Dawn Special Care, a hand dish care product sold by The Procter & Gamble Company offering skin-softening benefits to consumers.

AGRI-PROCESSING

Grain Processing Products

        We market our grain processing products to customers who process agricultural raw materials such as barley, corn, wheat and soybeans to produce animal feed, food ingredients, industrial products, sweeteners and renewable fuels. Our grain processing products are used to make products as diverse as beer, sweeteners and fuel ethanol. Commercially available grain processing products include:

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

        - Fermenzyme: A product line of glucoamylase and protease enzyme blends used in the production of alcohol; and

        - G-Zyme: A line of alpha amylases and glucoamylases for starch processing to produce sweeteners, ethanol and other value-added products.

Specialties Products

        Our specialties products are used in the food industry for such purposes as to improve baking, to process proteins more efficiently and to preserve foods. Additionally, we sell products to improve animal feed and pet food, to treat animal hides in the leather industry, to recover silver residue in photographic film processing, and to improve pulp and paper processing. Commercially available specialties products include:

        - Multifect, Protex, Laminex and Multifresh: A full product line of protease, beta-glucanase, cellulase and xylanase enzymes used for such diverse applications as brewing, contact lens cleaning, the production of potable alcohol, waste processing, protein processing and pet food; and

        - OxyGO and Fermcolase: A line of catalase and glucose oxidase enzymes used in industrial and food processing.

PRODUCTS IN DEVELOPMENT

        The continued success of our business depends on our ability to develop innovative products that meet our customers' needs in our target markets. We are developing products for the industrial, consumer, agri-processing, and health care markets. While we have product development programs underway in each of our target markets, we have not yet marketed any products for the health care market. Our ability to develop products for our targeted markets, including health care, may be limited by our resources, our ability to develop and maintain strategic alliances, and the licensing and development of necessary technology. To date, we have financed operations and product development from the sale of products, research and development funding from our strategic partners, government grants, short-term and long-term borrowings and funds from our July 2000 initial public offering. We currently have a number of products under development in our target markets including those described below.

Health Care

        In 2001, we commenced implementation of our health care business strategy. Since this is a recent initiative for the Company, our product pipeline is not as mature as those for the industrial, consumer and agri-processing. We will continue to invest in internal research programs, external collaborations and strategic investments in order to increase our development pipeline. We are focusing our efforts in two major areas: protein therapeutics and immunology.

        Protein Therapeutics. The protein therapeutics market is growing significantly and may represent as much as 50% of all new pharmaceuticals introduced by 2010. The Company has identified opportunities to use its molecular biology, immunology, protein engineering and manufacturing skills to address key problems typically associated with protein therapeutics and to discover and develop new protein therapeutics.

        One area of focus is protein drug optimization which addresses problems ranging from immunogenicity to pharmacokinetics. For example, by identifying epitopes in a protein that initiate an immune response using our proprietary i-mune assay, we can determine the immunogenic potential of a protein. Through protein engineering, these problematic epitopes can be modified, thereby reducing the risk of an adverse immune response prior to human testing. We are applying such approaches to internal protein therapeutic candidates and developing collaborations to apply these approaches to existing drugs and lead compounds in development by third parties.

        The Company is leveraging its key capabilities and technologies in a second area of focus, protein drug discovery. In one program, we are using our expertise in exploiting natural and synthetic diversity to develop new methods for targeting therapeutics to cancer cells as opposed to healthy cells. Recently, we announced a collaboration with Seattle Genetics to combine our skills and proprietary technologies in this area. Under this collaboration, we are developing tumor-targeted enzymes that convert non-toxic prodrugs into active drugs that kill tumor cells; such enzymes are concentrated specifically at the tumor site through either antibodies or novel proteins that target antigens expressed on tumor cells. In a second program, we are exploiting our deep knowledge of the structure and function of proteases and protease inhibitors - proteins critically involved in regulating activities of both normal and disease cells - for the development of new drugs for cancer and inflammation. Toward this goal, our expertise in protein expression, protein engineering and bioinformatics is being used to discover natural molecules and create novel molecules that may be used as therapeutics.

        A third area of focus within our protein therapeutics initiative is manufacturing. We have well-established manufacturing and formulation capabilities that we seek to leverage for the production of drugs developed within our protein therapeutics discovery programs. We believe that our history of process design and manufacturing will enable us to produce proteins at cost structures that are lower than the norm for the biopharmaceutical industry. We plan to develop in-house clinical manufacturing capabilities that satisfy U.S. Food and Drug Administration's current Good Manufacturing Practice (cGMP) regulations in order to meet the needs of our health care drug discovery portfolio and strategic partnering opportunities. We are also leveraging our expertise in expression systems and process design to develop novel manufacturing methods for protein therapeutics including monoclonal antibodies.

        Immunology. Our efforts in the development and production of proteins for consumer use led us to address the potential immunogenicity of recombinant proteins. In order to ensure the safety of our products in consumer goods, the Company has made a significant investment in immunology over the past decade. The knowledge gained from this research has produced several significant breakthroughs in our ability to detect and modify immunogenicity. We are now applying these tools to research focused on immunology-based diseases, and we believe this may lead to the development of safer and more effective immunotherapeutics.

        One area of our development efforts in immunology is therapeutic vaccines, which we have identified as a potentially important market opportunity for the Company. Of particular interest is the development of candidates targeting the most serious oncogenic viruses, including hepatitis B, hepatitis C and human papilloma virus. All of these viruses represent critical human pathogens that are poorly treated with available therapeutics. As therapeutic vaccines today represent a new class of drugs rather than an existing market, the business path forward has not yet been determined. We believe that the Company has several key scientific contributions to make in this new field, including our i-mune assay, which can play a central role in optimizing the elements of a vaccine construct to appropriately up-regulate the immune system and enhance a cytotoxic T lymphoctye (CTL) response. An important aspect of the Company's business strategy has been to form strategic collaborations during the initial discovery phase before entering vaccine candidates into clinical trials. We have announced three such relationships that we believe will enhance our vaccine platform. First, the Company has formed a strategic alliance with Epimmune Inc., including an exclusive license to Epimmune's epitope and PADRE technologies and related intellectual property rights for vaccines to treat hepatitis B, hepatitis C and human papilloma virus, and the Company has taken an equity stake in Epimmune. Second, a collaboration was formed with Phogen Ltd. that includes an exclusive license to Phogen's VP22 intracellular delivery technology for vaccines to treat certain infectious viral diseases and cancer. Third, the Company recently entered into a collaboration with The Johns Hopkins University that includes a license to proprietary technologies related to antigen targeting and dendritic cell activation, including co-stimulatory genes.

        A second focus is the development of small animal models of human immune function and/or disease. We believe these technologies may be valuable in the development of immunotherapies for various targets by helping to define viral proteins and/or epitopes involved in the pathogenesis of the disease, by helping to characterize the human immune responses to such antigens, and by facilitating screening for active compounds against the disease. These models may also be useful tools in our efforts to develop therapeutics directed against non-viral disease targets. In this effort, we have successfully achieved engraftment of human hematopoietic stem cells leading to the production of B-cells and T-cell precursors in the bone marrow of the Company's transgenic mouse lines. We have also begun to see thymus development with the appearance of double positive T-cells in the thymus as well as some CD4+ and CD8+, single positive T-cells. These steps represent advances toward our overall goals within this program.

Industrial and Consumer Markets

        Silicon Biotechnology. In 2001, the Company and the Dow Corning Corporation announced a strategic alliance combining the organizations' expertise in their respective fields of biotechnology and silicon chemistry to create a new, proprietary Silicon Biotechnology platform. The partners intend to establish a leadership position in an exciting new area of material science. Products developed by the alliance will be commercialized jointly, and the partners will share the profits in an appropriate form, including a possible joint venture. The effort is in early stage development.

        Low Allergenic Proteases. Using our i-biotech approach, we are developing a family of reduced allergenic enzymes and proteins for the personal care market, including skin care, oral care and hair care. In conjunction with our strategic partner, The Procter & Gamble Company, we are developing a reduced allergenic protease for certain consumer skin-care applications.

        Polymer Intermediates. The chemical industry currently manufactures a polyester intermediate, 1,3 propanediol, using a chemical process. Propanediol is a critical component of a high-performance polyester, Sorona, which E.I. du Pont de Nemours and Company has announced plans to commercialize in 2003. The potential benefits of Sorona include improved fit and comfort, softness of touch, dyeability, resilience and stretch recovery. This polyester has potential applications in textiles and engineering thermoplastics. It is anticipated that its most significant uses will be for making apparel, upholstery, home fashions and carpets. Together with our strategic partner, E.I. du Pont de Nemours and Company, we have developed a novel biological process for the production of 1,3 propanediol that we believe will be less expensive than the current chemical process. This process is currently in pilot testing phase.

        Repeat Sequence Protein Polymers. We have an exclusive license agreement with Protein Polymer Technologies, Inc. for use of its proprietary protein polymer design and production technology to develop novel biomaterials for non-medical applications. We believe this technology and intellectual property combined with our expertise in gene expression and molecular evolution and design will lead to the development of biomaterials including high-performance fibers, electronic chips, optical switches and other materials.

        Ascorbic Acid. Together with Eastman Chemical Company, we have announced our intent to commercialize an advanced process for the production of ascorbic acid, or vitamin C, from glucose. We believe our biotechnology-driven aqueous process will deliver the world's lowest cost ascorbic acid production process as it eliminates several steps from the traditional chemical synthesis.

        Prion Infectivity. In August 2001, we announced an exclusive collaboration with the United Kingdom's Centre for Applied Microbiology & Research to develop technology to eliminate prions, the infectious agent thought to cause mad cow disease as well as the human form of that disease. The two-year collaboration is focused on developing an enzyme-based method for treating surgical equipment, rendered animal material and blood products to eliminate prion infectivity. The parties also intend to investigate developing an effective rapid detection test.

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

Agri-processing

        Biomass Conversion to Ethanol. The agricultural industry produces a vast amount of waste product known as biomass. Currently, the agricultural industry cannot economically convert biomass on a large scale to useful chemicals such as ethanol. In 2000, we were awarded a three-year $17 million partial matching funds contract by the National Renewable Energy Laboratory/Department of Energy to continue our efforts in developing a low cost enzyme system for the economic conversion of biomass to ethanol.

        Bioingredients for Use in the Food Industry. In October 2000, we entered a four-year minimum term research and development agreement with Danisco A/S, one of the world's leading food ingredients companies, providing us up to $20 million in funding. An initial product candidate is being developed. Activities relating to additional product targets are also underway.

        Animal Feed and Nutrition. We are exploring a number of key enzymes and production systems for application in this market. Some of the enzymes being evaluated include enhanced xylanase, phytase and other enzymes for use in animal feed to increase the nutritional value of animal feed or to minimize pollution in animal waste. We have identified and are evaluating a novel enzyme with improved properties for feed applications from one of our collaborations.

        In the area of new activities in the agri-processing market, we have initiated discussions with major agricultural companies as well as the FDA to use our i-mune assay for the identification of potentially allergenic components of foods.

RESEARCH AND DEVELOPMENT

        The Company has a strong commitment to research as an essential component of its product development effort. Technology developed in collaborations with third parties, as well as technologies licensed from third parties, are also sources of potential products.

        We have developed several related technology platforms that we apply in an integrated approach we call i-biotech to the discovery, optimization, production and delivery of our products. Our technology platforms supported the development of current commercial products, and we believe that application of these technology platforms may potentially generate new product candidates in our target markets. Our technology platforms include:

Gene Discovery and Functional Genomics

        Gene discovery is a series of techniques used to identify diverse genes whose encoded proteins are capable of solving customer needs or treating a target disease. We identify genes in two ways, either on the basis of their sequence or on the basis of the function of their encoded protein products. With this information, we identify and develop potential products. Identifying genes of interest can start with the analysis of genes found in diverse culture collections, analysis of genes that are expressed under differentially defined conditions or direct analysis of the proteins expressed in a cell or culture. We apply all three approaches to gene discovery.

        Our internal culture and gene collection allows us to access individual microorganisms, microbial consortia and genes representing a wide range of environmental niches. In combination with our extensive academic and governmental research collaborations, we can access biodiversity from environments ranging from Antarctic ice floes to the Soda Lakes of Kenya. Analysis of gene expression via transcriptional profiling using microarrays allows us to identify genes that may be transiently or differentially expressed under different growth conditions. Using these approaches in combination with our bacterial and fungal genome databases, we have identified key genes that are important for protein expression or regulation of gene expression during fermentation and production. As part of our National Renewable Energy Laboratory/Department of Energy funded program to convert biomass for fuel, we have employed fungal arrayed transcriptional analysis to identify novel genes expressed during high-level protein production in our Trichoderma fungal host system.

        As a third approach to gene discovery, we use our state of the art fully integrated proteomics capability to isolate and identify proteins of interest. Our proprietary two-dimensional protein analysis systems allow us to identify proteins that are differentially expressed during cell culture growth cycles. Using automated handling systems and high-resolution mass spectrometer analysis, we can rapidly identify the proteins of interest against any proteins in either our proprietary or the publicly available genomic databases. By applying these same tools to our protein therapeutics area, we have been able to identify potential target proteins for controlling inflammation responses.

Molecular Evolution and Design

        Molecular evolution and design is the process or set of tools by which we accelerate the natural evolutionary process in order to engineer or optimize gene products for their intended use, including in industrial and consumer market applications as well as second-generation biopharmaceuticals. We continue to expand our high-throughput screening capabilities in Leiden, the Netherlands, by both capital investment and data management systems for automated data collection and analysis. Using integrated tools for assay development, library generation and robotic sample handling we can rapidly develop and screen diversity libraries for activities or gene expression. These technologies are being applied to ongoing projects within the Company, including, for example, the Destigen targeted products for personal care, the Seattle Genetics collaboration for cancer therapeutics and our biomass conversion to ethanol project.

        In nature, evolution occurs at a very slow rate. We accelerate the evolutionary process to engineer and evolve, or optimize, the function of the protein we identify in the discovery process. We optimize a gene by changing or mutating its DNA sequence to produce a variant protein with a modified function. This process is known as mutagenesis. We alter proteins at a single site, at multiple sites or randomly over the entire length of the protein sequence. We employ several state-of-the-art chemical and enzymatic methods for mutating the DNA sequence of genes. We insert these altered genes into our proprietary host production organisms so that we can screen the variant proteins they produce for the identification of product leads.

        Generally, we can evaluate the properties of variant proteins generated through single and multiple site mutation using high-throughput screening. When we randomly mutate living organisms over the entire length of the protein sequence, the number of protein variants becomes too large to be screened efficiently. We evaluate these variants using selection. In this approach, we make the survival of the host organism dependent upon its production of an improved protein variant. The organisms that produce improved protein variants survive. We then evaluate the surviving organisms using high throughput screens to determine which variant is best. We have applied these evolution techniques along with a proprietary screening method to develop a production host with improved efficiency of production for a commercial protease.

        In the case where the desired product is a small molecule or a chemical produced by a metabolic pathway, optimization of the organism may require the simultaneous modification of a larger number of proteins in the pathway. Since conventional mutagenesis techniques target one, or at most a few genes, of an organism at one time, these techniques are not appropriate for creating and evaluating such a large number of variants simultaneously. We have developed Mutator Technology to address this shortcoming. Using this approach, we can simultaneously modify hundreds of genes in a host production organism and select the best host candidate in order to produce these desired small molecules or chemicals.

Human Immunology

        The potential for human allergic response limits the application of some engineered enzymes in the health care, agri-processing and industrial and consumer markets. To address this limitation, we have developed our human immunology, or i-mune, platform. We are developing this platform, including an automated assay that predicts human immune response and a mouse line that incorporates genes supporting the human immune system, which we refer to as our transgenic mouse model. We believe that this platform will also allow us to create models for defective immune systems associated with genetic autoimmune disorders and study disease progression.

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

        Using this tool, we can determine allergenic risk and reduce it without human testing. Recently we have applied this technique to the evaluation of a known allergen in food, Brazil nut protein, and the Bacillus thuringensis (Bt) insecticidal proteins Cry1Aa and Cry3Ab. The i-mune assay correctly identified Brazil nut 2S storage protein as a potential allergen while indicating that the Bt insecticidal proteins were of lower immune potential. This result is consistent with the published information regarding the relative immunogenicity of these three proteins.

        We also believe that we can utilize this technology to develop therapeutic vaccines in which antigens are used to stimulate an immune response against established infections and cancer. We have shown that we can increase the allergenic potential of specific proteins. Together with our collaboration partners, we are developing therapeutic vaccines for oncogenic viruses and cancer.

        i-mune mouse. We are also developing a series of transgenic mouse models, including a mouse with a functional human immune system. Current transgenic mouse models either employ mice that are abnormal and do not live their full life span or do not develop normal immune systems when supplied with normal mouse or human immune cells. Our immune deficient mice cannot develop their own immune system but in all other respects are normal. To date, we have successfully achieved engraftment of human hematopoetic stem cells leading to the production of B-cells and T-cell precursors in the bone marrow of our transgenic mouse lines. We have begun to see thymus development with the appearance of double positive T-cells in the thymus as well as some CD4+ and CD8+, single positive T-cells. We believe that successful completion of this model could be an important new system for the modeling of many human diseases.

        In addition, we are developing a series of other transgenic mice expressing certain human genes. We have developed a transgenic mouse model containing the genetically linked DQ2 and DR3 genes. The DQ2:DR3 haplotype is commonly associated with a series of human automimmune diseases, including multiple sclerosis, myasthinia gravis, celiac disease and type 1 diabetes, and we believe such transgenic mice will ultimately be used as models in these autoimmune diseases. In 2001, we announced a collaboration with Mayo Clinic to use the transgenic mouse model to build an in vivo celiac disease model. We are also pursuing academic and commercial partners for developing and applying these model systems.

        We believe the human immunology platform will allow us to determine the allergenic potential of proteins, recommend ways to reduce their allergenic potential, and, using our molecular evolution and design platform, develop new materials with reduced allergenic response profiles without human testing. We believe these technology platforms may potentially lead to products in our target markets.

Biomaterial Production Systems

        A key element of our i-biotech approach is the concurrent application of our biomaterial production systems platform with our other technology platforms. Biomaterial production systems consist of host production organisms that we have adapted to accept genes from other organisms, or foreign genes, and produce the proteins encoded by these foreign genes together with a proprietary process for growing our host production organisms, which we refer to as our proprietary fermentation processes. We grow, or ferment, our host production organisms under controlled conditions, allowing these organisms to grow, divide and efficiently produce optimized proteins. We have developed numerous host production organisms backed by patented technology and process know-how.

        Each host production organism has a unique set of requirements that must be met before the organism can accept a foreign gene. For each host production organism, we have identified the key elements that must be added to a foreign gene to enable the host production organism to accept the gene and to produce the gene's product, the desired protein. To produce the desired product, we cultivate the host production organisms using our proprietary fermentation processes. Using a combination of advanced molecular biology and functional genomics tools, we have demonstrated that we can improve the productivity of existing production hosts as well as designing de novo host systems. In September of 2001, Genencor announced reaching the first technical milestone of our Department of Energy funded National Renewable Energy Laboratory program to develop and validate processes for improved cellulases that meet the intended objective at one-half the cost of currently available technologies.

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

        Our approach to metabolic pathway engineering, referred to as DesignPath, is the integration of a variety of tools including genomics and functional genomics. We begin with known metabolic pathways of our host production organisms and then reconstruct the pathways based upon our analysis. Then we add new genes, identified through our gene discovery and functional genomics platform and optimized through our molecular evolution and design platform. Continued progress towards commercialization of ascorbic acid, the joint extension of the 1,3 propanediol research program with E. I. du Pont de Nemours and Company and our collaboration with Dow Corning for the development of silicon-based biotechnology reaffirms our belief in the commercial viability of producing biomaterials that compete with existing chemical processes. Additionally, we are applying these tools to develop more efficient production hosts by designing strains that have better carbon utilization and less by-product formation during the fermentation cycle. These programs integrate our discovery technologies into a powerful solution to improving expression levels of products and utilization of raw materials.

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

STRATEGIC ALLIANCES

        A key part of our strategy has been and will continue to be forming strategic alliances with industry leaders in our target markets. In forming commercial alliances, we seek partners that share our desire and commitment to grow, hold or have access to significant market share in the target market and are willing to fund or participate in research and development efforts. We also fund external alliances to access, apply and develop technologies that are strategic to our target markets. Some of our key strategic alliances are as follows:

        The Procter & Gamble Company. Our alliance with The Procter & Gamble Company began in 1984 and continues to the present. Through this relationship, we have conducted joint research and development leading to the commercialization of five engineered protease enzymes. This relationship has enabled the launch of major new brand initiatives involving their flagship detergent products Tide and Ariel. As a result of the success of this relationship, we are now exploring product opportunities in the skin-care markets.

        Our alliance with The Procter & Gamble Company is based upon four agreements. We are party to a research agreement and a technology transfer agreement, each dated June 30, 2000. These two agreements expire on June 30, 2003. Together, the agreements provide a framework for cooperation in areas to be agreed, particularly laundry and cleaning products. We are also party to a commercialization agreement, dated April 25, 2000, relating to the development of proteins with reduced allergic potential for skin-care products. This agreement provides for up to $15 million in milestone payments and royalties as well as product sales contingent on the successful development and commercialization of one or more products. This agreement remains in effect through execution of a supply agreement for such products or expiration of cooperative product development efforts. In November 2001, we announced the signing of a five-year worldwide supply contract with The Procter & Gamble Company to provide protease enzymes for laundry and dish detergents. We have estimated that the agreement is worth approximately $600 million in product revenues over the life of the contract. The contract extends the companies' almost two decade long relationship and further solidifies our position with respect to the innovation and commercialization of protease enzymes for liquid and dry formulation.

        Epimmune Inc. In July 2001, we acquired a 10% equity stake in Epimmune Inc. We also entered into a 30-month collaboration with Epimmune focused on the development of therapeutic vaccines for three oncogenic viruses, including research funding and milestone payments. Additionally, we exclusively licensed certain Epimmune technologies and related intellectual property rights on a worldwide basis for the development of vaccines to treat or prevent hepatitis C
(HCV), hepatitis B (HBV) and human papilloma virus (HPV). In December 2001, we increased our equity stake in Epimmune and made our first milestone payment.

        Phogen Ltd. In August 2001, we announced that we obtained worldwide exclusive rights to Phogen's proprietary VP22 technology to develop therapeutic vaccines for infectious viral diseases and began a collaboration with Phogen to develop the vectosome application of VP22 to enhance DNA vaccine formulation.

        Dow Corning Corporation. In October 2001, we entered into an agreement with Dow Corning Corporation seeking to combine our expertise in biotechnology with Dow Corning's expertise in silicon chemistry. The initial two-year research phase has commenced, and we have received a $12 million upfront payment. The program will attempt to develop unique materials combining the inorganic and biological worlds and address customer needs in markets the Company serves today as well as create opportunities in the nanotechnology, photonics and electronics markets. Initially, the companies intend to explore product opportunities in markets both companies serve and anticipate that they will see some of their first successes through the introduction of new, biologically mediated silicon-based products for the life sciences, personal care, cleaning and fabric care markets.

        Seattle Genetics, Inc. In January 2002, the Company and Seattle Genetics, Inc. formed a strategic alliance to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. Under terms of the alliance, the companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products. The Company has made an equity investment in Seattle Genetics and agreed to pay certain fees and milestone payments. Seattle Genetics has also agreed to make certain milestone payments to Genencor.

        E.I. du Pont de Nemours and Company. On September 1, 1995, we entered into a collaborative research and development agreement with E.I. du Pont de Nemours and Company to develop and commercialize biologically derived 1,3 propanediol, a key intermediate for the production of a high-performance polyester. The agreement provides for research funding and technical milestone payments up to $17 million over the term of the agreement as well as commercial terms, including royalties and commercial milestones, contingent on the success of the research program and commercialization of the product. To date, the alliance has already met two key technical milestones and is meeting its intended commercialization timeline. In February 2001, this agreement was extended to expand our multi-year research and development collaboration in the area of metabolic pathway engineering. In December 2001, this agreement was extended through June 30, 2002. Under the terms of this agreement, we will receive research and development funding, potential milestone payments and, upon commercialization, royalties on product sales.

        National Renewable Energy Laboratory/Department of Energy. In April 2000, the National Renewal Energy Laboratory of the Department of Energy awarded the Company a $17 million partial matching funds contract to develop enabling enzyme systems essential for the enzymatic conversion of biomass to ethanol. A three-year contract, with yearly renewals subject to termination, was executed in June 2000. In 2001, we met our first technical milestone under this contract.

        Danisco A/S. In October 2000, we entered into a four-year minimum term research and development agreement with Danisco A/S, one of the world's leading food ingredients companies, providing up to $20 million in funding to the Company. The collaboration is directed at the development and production of innovative biotechnology derived products for use in the food industry. The first joint project target has been identified and a joint project team has been initiated. Further targets for additional joint projects have been identified and are undergoing evaluation with a target for a second project initiation in mid-year 2002.

        The Johns Hopkins University. In January 2002, the Company announced the formation of a collaboration with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. The Company will work closely with and support ongoing research in the laboratories of Drs. Drew Pardol and T. C. Wu, who have conducted extensive preclinical animal studies on a number of advanced molecular vaccine constructs. As part of the alliance, the Company has received worldwide licenses to proprietary technologies related to antigen targeting and dendritic cell activation, including co-stimulatory genes.

RESEARCH EXPENSES

        A major portion of our operating expenses has been related to the research and development of products. During 2001, 2000, and 1999, our total research and development expenses were $60.1 million, $50.9 million, and $44.0 million, respectively. Of these expenses, an estimated $11.4 million, $13.2 million, and $15.8 million, respectively, represent total expenses incurred in conjunction with research collaborations partially funded by our various partners.

        Our research and development efforts have been the primary source of our products. We intend to accelerate our investment in research and development as an essential component of our business strategy. As of December 31, 2001, we had 247 employees involved full-time in our research and development efforts, 94 of whom hold Ph.D. degrees and one of whom holds an M.D. degree. A year earlier, we had 212 individuals employed full time in research and development, 76 of whom held Ph.D. degrees and one of whom held an M.D. degree.

COMPETITION

        We face significant competition in the industrial, consumer and agri-processing markets in which we currently compete. As we develop products for the health care market and new segments of the agri-processing, industrial and consumer markets, we face a host of new competitors, including, for example, biotechnology and pharmaceutical companies.

        In the industrial and consumer markets, some competitors may have a stronger market position and greater financial resources than we do. Specifically, in cleaning enzymes, Novozymes A/S, our largest competitor, has more product offerings and a greater market share than we do. In specialty enzymes, DSM N.V. and Novozymes A/S, have greater market shares and more product offerings than we do.

        Our products and development programs target the industrial, consumer, agri-processing and health care markets. There are many commercially available products for each of these markets and for the specific consumer problems we may attempt to address or for the specific diseases we may attempt to address in product development. A large number of companies and institutions are spending considerable amounts of money and resources to develop products in our target markets.

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

-       Technical support and service; and

-       Breadth of product line.

        Any product we make in the future will also likely compete with products offered by our competitors. If our competitors introduce data that show improved characteristics of their products, improve or increase their marketing efforts or lower the price of their products, sales of our products could decrease. We cannot be certain that any products we develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. Our ability to be competitive also depends upon our ability to attract and retain qualified personnel, obtain patent protection and otherwise develop proprietary products or processes.

PROPRIETARY RIGHTS

        We consider the protection of our proprietary technologies and products to be important to the success of our business. We rely on a combination of patents, licenses, trade secrets and trademarks to establish and protect our proprietary rights in our technologies and products. As of December 31, 2001, our intellectual property portfolio included approximately 3,400 worldwide owned and licensed patents and patent applications, including 400 issued U.S. patents and 318 pending U.S. patent applications. Our intellectual property portfolio includes rights in technologies ranging from specific products to host production organisms and technology covering research tools such as high-throughput gene discovery, molecular evolution, immunological screens and metabolic pathway engineering.

        We may not be able to obtain the patents or licenses to technologies that we will need to develop products for our target markets. Patents may be issued that would block our ability to obtain patents or to operate our business. Generally, patents issued in the United States have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995. Patents issued in the United States from applications submitted on or after June 8, 1995 have a term of 20 years from the date of filing of the application. Patents in most other countries have a term of 20 years from the date of filing the patent application. Patent applications are usually not published until 18 months after they are filed. The publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months. As a result, there may be patent applications or scientific discoveries of which we are not currently aware.

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

MANUFACTURING AND SUPPLY CAPABILITIES

        We have a global supply chain consisting of nine manufacturing facilities on four continents and 16 distribution locations around the globe. Upon the completion of our planned closure of our Elkhart, Indiana facility, we will have eight manufacturing facilities and fourteen distribution locations. Our supply organization has a proven capability to meet customer demands. This involves quality certification, such as ISO 9002, multi-site product qualification, delivery capabilities and special custom supply requirements. We produce materials in locations and with processes that allow us to minimize manufacturing and distribution costs, inventory and capital investment.

TRADEMARKS

        The following are trademarks of the Company and its subsidiaries:
GENENCOR, GENENCOR INTERNATIONAL, LOWGEN, INDIAGE, PRIMAFAST, OPTISIZE, PURAFECT, PROPERASE, PURASTAR, PUARDAX, SPEZYME, G-ZYME, OPTIDEX, DISTALLASE, OPTIMAX, FERMENZYME, GENSWEET, OPTIMALT, CLARASE, MULTIFECT, MULTIFRESH, FERMCOLASE, LAMINEX, OXYGO, I-MUNE, I-BIOTECH, MUTATORTECHNOLOGY, DESIGNPATH, DESTIGEN, OXYGONE, PROTEX and ENZOGUARD. SILICON BIOTECHNOLOGY is a trademark of the Company and the Dow Corning Corporation. The following trademarks are owned by the individual companies: SORONA (E. I. du Pont de Nemours and Company); DAWN SPECIAL CARE, TIDE and ARIEL (The Procter & Gamble Company); PADRE and EPIGENE (Epimmune Inc.).

MAJOR CUSTOMERS

        Our five largest customers collectively accounted for approximately 57% of our 2001 product revenues, with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2001 were Benckiser N.V., Cargill, Incorporated, the FinnFeeds Division of Danisco A/ S, The Procter & Gamble Company, and Unilever N.V.

GEOGRAPHICAL AND PRODUCT CLASS INFORMATION

        The financial information concerning geographical areas and product class revenues set forth in footnote 12 of the financial statements contained in
Item 8 is incorporated herein by reference.

REGULATORY ENVIRONMENT

Product Regulation - Current Products

        Regulatory agencies regulate our products according to their intended use. The U.S. Food and Drug Administration (FDA) regulates food, feed, cosmetic and pharmaceutical products based on their application. The FDA and the U.S. Environmental Protection Agency (EPA) regulate non-drug biologically derived products. The U.S. Department of Agriculture regulates plant, plant pest and animal products. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction or the jurisdiction of other regulatory agencies. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process and range from three months to three years.

        The European regulatory process for biologically derived products has undergone significant change in the recent past, as the European Union (EU) attempts to replace national regulatory procedures with a consistent European Union regulatory standard. However, some national regulatory oversight remains. Regulation of enzymes used as processing aids is currently through such national oversight; however, the EU Commission is presently discussing the idea of regulating all food use enzymes at the EU level.

        Regulatory review of our products in Pacific rim and Asian countries having approval or registration processes ranges from three months to three years. Currently, enzymes used in food require approval in Japan, Korea and Australia/New Zealand. Certain Asian countries and some in Latin America rely on United States and European product registrations.

Product Regulation- Health Care

        In the United States, all phases of the development and commercialization of pharmaceuticals are regulated primarily under federal law and subject to rigorous FDA oversight and approval processes. Before a pharmaceutical candidate can be tested in humans, it must be studied in laboratory experiments and in animals to provide data to support its potential safety. This data is submitted to the FDA in an Investigational New Drug Application (IND) to gain its approval to test the material in humans. Only after the FDA finds the IND to be acceptable, can a company commence with clinical trials in humans designed to demonstrate that a pharmaceutical is safe and effective for its intended use.

        These clinical trials are divided into three separate phases, which may overlap, can take many years, and are very expensive. The clinical trials are also subject to extensive regulation. In Phase 1, studies are conducted with a relatively small number of healthy human subjects or patients to assess the safety of the product, dose tolerance, pharmacokinetics, metabolism, distribution and excretion. In Phase 2, the product is given to a limited target patient population to begin to assess efficacy. If the results of these first two phases are favorable, then Phase 3 studies are conducted in the target patient population with a number of subjects large enough to statistically establish safety and efficacy of the product. Upon the successful completion of Phase 3, a New Drug Application or a Biologics License Application is submitted to the FDA pursuant to which it reviews the clinicals package and the facilities used to manufacture, fill, test and distribute the product. If the FDA judges all data, facilities and systems to be satisfactory and in compliance, it will approve the pharmaceutical for the indications supported by the clinical study. Any changes in manufacturing or additional claims after FDA approval is obtained require additional regulatory review and possibly additional clinical studies.

        Licensing procedures in Europe are comparable to those in the United States and for biologics is done through a centralized procedure which leads to a single license for the entire European Union. In addition, each product must receive individual pricing approvals before it can be marketed.

Environmental Regulation

        We are subject to federal, state, local and foreign environmental laws and regulations, including those governing the handling and disposal of hazardous wastes and other environmental matters. Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for resulting damages. We do not expect that compliance with the environmental regulations to which we are subject will have a material effect on our capital expenditures, earnings or competitive position.

Genetically Modified Microorganisms

        Genetically modified microorganisms and products derived from these organisms are regulated in many countries around the world. In the United States, we voluntarily comply with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules at all of our facilities. We also comply with the EPA's regulation of intergeneric microorganisms under the Toxic Substances Control Act. We design our production organisms and processes to comply with regulatory principles and practices in both manufacturing and commercial venues regardless of the location. By using production organisms that are classified as Good Industrial Large Scale Practice or Biosafety Class I organisms, we are able to maximize environmental safety while minimizing regulatory concerns. Through this strategy, we have been successful in gaining regulatory clearance to use our genetically modified microorganisms in our factories in the United States, Belgium and Finland and in our research facilities in the United States and the Netherlands.

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

Animal Welfare Act

        The Animal Welfare Act governs the humane handling, care, treatment and transportation of certain animals used in research activities in the United States. Mice, including the mice used in connection with our i-mune transgenic mouse model, are currently not subject to regulation under the Animal Welfare Act. However, the U.S. Department of Agriculture, which enforces the Animal Welfare Act, is presently considering changing the regulations issued under the Animal Welfare Act to include mice within its coverage. The Animal Welfare Act imposes a wide variety of specific regulations on producers and users of animal subjects, including specifications for the safe handling, care, treatment and transport of animals covered. Currently, we house no animals at our facilities. We believe that our housing facility vendors and external toxicology laboratories are in compliance with the Animal Welfare Act.

EMPLOYEES

        As of December 31, 2001, we had 1,144 employees in Genencor International, Inc. and its wholly owned entities, plus approximately 150 employees in our joint venture in Wuxi, China. We plan to expand our research and development and business operations and hire additional staff as we expand our technology and market opportunities and establish new strategic alliances and customer relationships. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. As of December 31, 2001, 33 of our employees in Elkhart, Indiana were represented by a labor union. Employees at several of our foreign locations are also covered by collective labor agreements, including employees in Argentina, Belgium, Finland, France, Germany and the Netherlands. We strive to maintain strong working relationships with all the employee representatives.

RISK FACTORS

        If any of the following risks actually occur, they could harm our business, financial condition, and/or results of operations.

IF WE FAIL TO DEVELOP PRODUCTS FOR THE HEALTH CARE AND AGRI-PROCESSING MARKETS, THEN WE MAY NEVER ACHIEVE A RETURN ON OUR RESEARCH AND DEVELOPMENT EXPENDITURES OR REALIZE PRODUCT REVENUES FROM THESE MARKETS.

        A key element of our business strategy is to utilize our technologies for the development and delivery of products to the health care market and new segments of the agri-processing market. We intend to significantly increase our investment in research and development to develop products for these markets. The successful development of products is highly uncertain and is dependent on numerous factors, many of which are beyond our control, and may include the following:

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

        Due to these factors we may never achieve a return on our research and development expenditures or realize product revenues from the health care and new agri-processing markets that we are targeting.

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

- Our strategic partners become competitors or enter into agreements with our competitors.

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

IF THE DEMAND FOR PROTEIN DEGRADING ENZYMES DECREASES OR IF MAJOR CUSTOMERS REDUCE OR TERMINATE BUSINESS WITH US, OUR REVENUES COULD SIGNIFICANTLY DECLINE.

        Our largest selling family of products, protein degrading enzymes, or proteases, accounted for approximately 57% of our 2001 revenue. If the demand for proteases decreases or alternative proteases render our products noncompetitive, our revenues could significantly decline.

        In addition, our five largest customers collectively accounted for over 57% of our 2001 product revenues, with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2001 were Benckiser N.V., Cargill, Incorporated, the FinnFeeds Division of Danisco A/ S, The Procter & Gamble Company, and Unilever N.V. Any one of these customers may reduce their level of business with us. Should any of our largest customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

        We have arrangements of various durations with our major customers and are routinely involved in discussions regarding the status of these relationships. These discussions may lead to extensions or new commercial arrangements, or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, our customer base will change over time as will the nature of our relationships with individual customers, including major customers.

WE INTEND TO ACQUIRE BUSINESSES, TECHNOLOGIES AND PRODUCTS, BUT WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS AND WE MAY INCUR COSTS THAT COULD SIGNIFICANTLY NEGATIVELY IMPACT OUR PROFITABILITY.

        In the future, we may acquire other businesses, technologies and products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, we may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire without a significant expenditure of operating, financial and management resources, if at all. Further, we may fail to realize the anticipated benefits of any acquisition including our recent acquisition of Enzyme Bio-Systems Ltd. Future acquisitions could dilute our stockholders' interest in us and could cause us to incur substantial debt, expose us to contingent liabilities and could negatively impact our profitability.

IF WE FAIL TO SECURE ADEQUATE INTELLECTUAL PROPERTY PROTECTION OR BECOME INVOLVED IN AN INTELLECTUAL PROPERTY DISPUTE, IT COULD SIGNIFICANTLY HARM OUR FINANCIAL RESULTS AND ABILITY TO COMPETE.

        The patent positions of biotechnology companies, including our patent positions, can be highly uncertain and involve complex legal and factual questions and, therefore, enforceability is uncertain. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that we protect our technologies with valid and enforceable patents or as trade secrets. We rely in part on trade secret protection for our confidential and proprietary information by entering into confidentiality agreements and non-disclosure policies with our employees and consultants. Nonetheless, confidential and proprietary information may be disclosed, and others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets.

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

        Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology industry. In the ordinary course of business, we periodically receive notices of potential infringement of patents held by others and patent applications that may mature to patents held by others. The impact of such claims of potential infringement, as may from time to time become known to the Company, are difficult to assess. In the event of an intellectual property dispute, we may become involved in litigation. Intellectual property litigation can be expensive and may divert management's time and resources away from our operations. The outcome of any such litigation is inherently uncertain. Even if we are successful, the litigation can be costly in terms of dollars spent and diversion of management time.

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

        Those companies with which we have entered or may enter into strategic alliances encounter similar risks and uncertainties with respect to their intellectual property. To the extent that any such alliance companies suffer a loss or impairment of their respective technologies, we may suffer a corresponding loss or impairment that may materially and adversely affect our investments.

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO ACHIEVE OUR STATED CORPORATE OBJECTIVES.

        Our ability to manage our anticipated growth, if realized, effectively depends on our ability to attract and retain highly qualified executive officers and technology and business personnel. In particular, our product development programs depend on our ability to attract and retain highly skilled researchers. Competition for such individuals is intense. If we fail to attract and retain qualified individuals, we will not be able to achieve our stated corporate objectives.

FOREIGN CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL CONDITIONS IN FOREIGN COUNTRIES COULD CAUSE OUR REVENUES AND PROFITS TO DECLINE.

        In 2001, we derived approximately 50% of our revenues from our foreign operations. Our foreign operations generate sales and incur expenses in local currency. As a result, we are exposed to a market risk related to unpredictable interest rates and foreign currency exchange rate fluctuations. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause our revenues and profits to decline.

        Product revenues denominated in Euros account for approximately 21% of total product revenues, and the fluctuations in the currency exchange rate against the U.S. dollar can have a significant impact on our reported product revenues.

        We expect to continue to operate in foreign countries and that our international sales will continue to account for a significant percentage of our revenues. As such, we are subject to certain risks arising from our international business operations that could be costly in terms of dollars spent, the diversion of management's time, and revenues and profits, including:

        - Difficulties and costs associated with staffing and managing foreign operations;

        -       Unexpected changes in regulatory requirements;

        - Difficulties of compliance with a wide variety of foreign laws and regulations;

        - Changes in our international distribution network and direct sales forces;

        -       Political trade restrictions and exchange controls;

        -       Political, social, or economic unrest;

        -       Labor disputes including work stoppages, strikes and embargoes;

        -       Inadequate and unreliable services and infrastructure;

        -       Import or export licensing or permit requirements; and

        - Greater risk on credit terms and long accounts receivable collection cycles in some foreign countries.

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

        - Fluctuations in consumer demand for products containing our technologies or products, such as back to school sales of blue jeans and other denim products, resulting in an increase in textile processing enzymes, and fluctuations in laundry detergent use due to promotional campaigns run by consumer products companies; and

        - Fluctuations in geographic conditions including currency and other economic conditions such as economic crises in Latin America or Asia.

        We also have incurred significant one-time charges within given quarters, such as those incurred in conjunction with restructuring activities and recognized investment income from sales of available-for-sale marketable securities.

IF WE ARE SUBJECT TO A COSTLY PRODUCT LIABILITY DAMAGE CLAIM OR AWARD, OUR PROFITS COULD DECLINE.

        We may be held liable if any product we develop, or any product that a third party makes with the use or incorporation of any of our products, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Our current product liability insurance may not cover our potential liabilities. Inability to obtain sufficient insurance coverage in the future at an acceptable cost or otherwise to protect against potential liability claims could prevent or inhibit the commercialization of products developed by us or our strategic partners. If a third party sues us for any injury caused by our products, our liability could exceed our insurance coverage amounts and total assets and our profits could decline.

IF WE ARE SUBJECT TO COSTLY ENVIRONMENTAL LIABILITY DUE TO THE USE OF HAZARDOUS MATERIALS IN OUR BUSINESS, OUR PROFITS COULD DECLINE.

        Our research and development processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Our operations also generate potentially hazardous waste. We cannot eliminate entirely the risk of contamination or the discharge of hazardous materials and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Third parties may sue us for any injury or contamination that results from our use or the third party's use of these materials. Any accident could partially or completely shut down our research and manufacturing facilities and operations. In addition, if we are required to comply with any additional applicable environmental laws and regulations, we may incur additional costs, and any such current or future environmental regulations may impair our research, development or production efforts.

ITEM 2. PROPERTIES

        We lease or own 21 facilities throughout the world, including nine manufacturing facilities which are located in Cedar Rapids, Iowa; Rochester, New York; Elkhart, Indiana; Beloit, Wisconsin; Hanko and Jamsankoski, Finland; Brugge, Belgium; Jiangsu Province, China and Province De Cordoba, Argentina. Our 12 remaining facilities are administrative offices. We lease our principal offices located in 128,000, 43,944, and 29,000 square feet of space in Palo Alto, California, Rochester, New York, and Leiden, the Netherlands, respectively. The leases for these facilities expire in 2017, 2009 and 2019, respectively.

        Information concerning each of our manufacturing facilities is as follows:


SITE                                            OWNERSHIP                            SQUARE FOOTAGE
----                                            ---------                            --------------

CEDAR RAPIDS                                    Owned                                135,000 sq. ft.
Genencor International, Inc.
Cedar Rapids, Iowa

ELKHART                                         Owned                                89,000 sq. ft.
Genencor International Indiana, Inc.
Elkhart, Indiana

HANKO                                           Owned                                178,000 sq. ft.
Genencor International Ltd.
Hanko, Finland

BRUGGE                                          Owned                                251,000 sq. ft.
Genencor International BVBA
Brugge, Belgium

JAMSANKOSKI                                     Owned                                94,000 sq. ft.
Genencor International Ltd.
Jamsankoski, Finland

ARROYITO                                        Owned                                96,000 sq. ft.
Genencor International Argentina, S.A.
Prv. De Cordoba, Argentina

ROCHESTER CENTER FOR
DEVELOPMENT AND COMMERCIALIZATION               Leased, 50 year term,                70,000 sq. ft.
Genencor International, Inc.                    expiring 2040, with
Rochester, New York                             right to purchase for
                                                $1.00

WUXI                                            Governmental land use                361,000 sq. ft.
Genencor (Wuxi) Bio-Products Co., Ltd.          rights to use land
Jiangsu Province, P.R. of China

BELOIT                                          Owned                                128,500 sq. ft.
Enzymes Bio-Systems Ltd.
Beloit, Wisconsin

ITEM 3. LEGAL PROCEEDINGS

        As of the date of this Report, we are not engaged in any legal proceeding that we expect to have a material adverse effect on our financial condition.

        At the time we acquired Enzyme Bio-Systems Ltd. (EBS) in February 2002, EBS was a defendant in a patent infringement claim filed by Novozymes A/S on or about December 4, 2001 in U.S. District Court for the State of Delaware (Civil Action No. 01-804). Genencor International, Inc. is not a party in this action. The former owner of EBS is currently prosecuting a defense with respect to this preexisting claim and has retained liability in the event of an adverse determination. Accordingly, we do not believe that this proceeding will have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on the Nasdaq Stock Market on July 28, 2000 under the symbol "GCOR." The following table sets forth the high and low sale prices per share of common stock, as reported on the Nasdaq Stock Market, during the periods indicated.

                                                                        Price
                                                                ---------------------
                                                                 High           Low
Year ended December 31, 2000:
   Third Quarter (commencing July 28) .................         $36.63         $18.00

   Fourth Quarter .....................................         $30.00         $12.00

Year ended December 31, 2001:
  First Quarter .......................................         $20.37         $ 8.00

  Second Quarter ......................................         $17.90         $ 6.75

  Third Quarter .......................................         $17.99         $ 8.60

  Fourth Quarter ......................................         $18.10         $ 9.34

        The number of shares of our common stock outstanding as of March 15, 2002 was 59,657,853. As of such date there were approximately 7,300 stockholders of the company's common stock.

        We paid cash dividends to our common stockholders of $10.0 million in both 1997 and 1998. We did not pay any dividends on the Company's common stock in 1999, 2000 or 2001. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future.

        On April 28, 2000, we allowed certain officers to accelerate the exercise of 1,856,500 stock options granted under the Genencor International, Inc. Stock Option and Stock Appreciation Right Plan (the Plan) and purchase restricted shares of common stock at a price of $9.70 per share. The restricted shares were purchased through the use of notes from the officers that totaled $18.0 million. The vesting provisions of the restricted common stock agreements are the same as those of the original stock options granted to the officers under the Plan. We hold the shares purchased in escrow until they become vested per the vesting provisions of the Plan. Upon vesting, they are released to the officer. The notes are due and payable over four years commencing January 27, 2002. Interest is charged on the notes at a fixed rate of 6.71%. The notes contain a provision that allows us to purchase the restricted common stock under certain conditions. We relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 in connection with this transaction.

        On November 30, 2001, we allowed certain officers to surrender 349,910 vested, restricted shares to us at a value of $16.09 per share, to pay principal and interest due on the notes on January 27, 2002 by each respective officer. The surrendered shares are currently held as treasury shares. The remaining principal balance of the notes for restricted common stock at December 31, 2001 was $14.6 million.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. We derived the statement of operations and balance sheet data for the five-year period ended December 31, 2001 from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.


                                                       2001             2000             1999             1998             1997
                                                   ------------     ------------     ------------     ------------     ------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues:
  Product revenue .............................    $    311,110     $    300,978     $    305,637     $    279,492     $    293,643
  Fees and royalty revenues ...................          14,908           15,252           10,965            9,619           16,699
                                                   ------------     ------------     ------------     ------------     ------------
  Total revenues ..............................         326,018          316,230          316,602          289,111          310,342
Operating expenses:
  Cost of products sold .......................         172,986          172,265          176,756          167,604          179,112
  Research and development ....................          60,103           50,858           43,955           40,205           37,306
  Sales, marketing and business development ...          28,845           27,539           24,564           24,394           25,392
  General and administrative ..................          29,913           25,818           22,984           22,940           17,995
  Amortization of intangible assets ...........           9,966           10,478           10,032            9,554            9,055
  Restructuring and related charges ...........              --               --            7,500               --               --
  Other (income)/expense ......................            (507)          (2,391)            (845)            (342)             938
                                                   ------------     ------------     ------------     ------------     ------------
  Total operating expenses ....................         301,306          284,567          284,946          264,355          269,798
                                                   ------------     ------------     ------------     ------------     ------------
Operating income ..............................          24,712           31,663           31,656           24,756           40,544
Non operating (income)/expenses:
  Investment income ...........................              --          (16,577)              --             (990)              --
  Interest expense ............................          10,433           10,474           10,487           10,727           11,633
  Interest income .............................         (10,069)          (7,752)            (750)            (557)            (446)
  Other (income)/expense ......................              --               --               --           (1,442)           1,100
                                                   ------------     ------------     ------------     ------------     ------------
  Total non operating (income)/expenses .......             364          (13,855)           9,737            7,738           12,287
                                                   ------------     ------------     ------------     ------------     ------------

Income before provision for income taxes ......          24,348           45,518           21,919           17,018           28,257
Provision for income taxes ....................           6,574           14,108            5,294            3,279            5,106
                                                   ------------     ------------     ------------     ------------     ------------

  Net income ..................................    $     17,774     $     31,410     $     16,625     $     13,739     $     23,151
                                                   ============     ============     ============     ============     ============
  Net income available to holders of common
    stock .....................................    $     10,499     $     24,135     $      9,350     $      6,464     $     15,876
                                                   ============     ============     ============     ============     ============
  Earnings per common share:
    Basic .....................................    $       0.18     $       0.44     $       0.19     $       0.13     $       0.32
                                                   ============     ============     ============     ============     ============
    Diluted ...................................    $       0.17     $       0.42     $       0.19     $       0.13     $       0.32
                                                   ============     ============     ============     ============     ============
  Weighted average common shares:
    Basic .....................................      59,888,249       54,504,333       50,000,000       50,000,000       50,000,000
                                                   ============     ============     ============     ============     ============
    Diluted ...................................      61,068,535       56,855,215       50,000,000       50,000,000       50,000,000
                                                   ============     ============     ============     ============     ============
  Dividends per common share ..................              --               --               --     $       0.20     $       0.20
                                                   ============     ============     ============     ============     ============

                                                                        DECEMBER 31,
                                                 --------------------------------------------------------
                                                   2001        2000        1999        1998        1997
                                                 --------    --------    --------    --------    --------
                                                             (AMOUNTS IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents ...................    $215,023    $200,591    $ 39,331    $ 12,792    $ 10,310
Working capital .............................     233,511     248,236      82,414      84,871      68,485
Total assets ................................     648,998     642,932     499,300     496,478     490,279
Total long-term debt and capital leases .....     117,735     150,215     146,080     158,000     171,000
Total liabilities ...........................     240,767     238,706     246,239     243,515     249,819
Redeemable preferred stock ..................     162,475     155,200     147,925     140,650     133,375
Total stockholders' equity ..................     245,756     249,026     105,136     112,313     107,085


        A number of items impact the comparability of the selected consolidated financial data:

- In 2001, $28.0 million of long-term debt which is due March 30, 2002 was reclassified to current maturities of long-term debt.

- In 2000, we completed an initial public offering of 8,050,000 shares of common stock at a price of $18.00 per share, including 7,000,000 shares of common stock issued July 28, 2000 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the exercise of the underwriters' over-allotment option. The combined net proceeds raised from the initial offering and the over-allotment option were $132.7 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this report.

OVERVIEW

        We are a diversified biotechnology company that develops and delivers products and/or services to the industrial, consumer, agri-processing and health care markets. Our current revenues result primarily from the sale of enzyme products to the cleaning, grain processing and textile industries, with the remainder of our revenues from research funding, fees and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agri-processing, industrial, and consumer markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

        We manufacture our products at our nine manufacturing facilities which are located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. In 2001 and 2000, we derived approximately 50% of our revenues from our foreign operations.

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparation of those financial statements, we apply various accounting policies. Although our accounting policies are disclosed within the notes to our consolidated financial statements, the following is a discussion of the accounting policies we believe are most critical.


Principles of Consolidation

        Our consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method, which means that our investment in those entities is adjusted at each balance sheet date to reflect capital contributions made, dividends received and our respective share of such affiliate's earnings or losses. All other investments in affiliates, which are not material to our financial statements, are carried at cost. In the normal course of business, we engage in transactions among our affiliated entities; such intercompany transactions are eliminated in our consolidated financial statements. All of our investments are in operating or corporate holding companies. We do not have any undisclosed liabilities with any partially owned entities.

Revenue Recognition

        Our revenue recognition policies comply with the guidance contained in the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Our revenues consist of product revenues and fees and royalty revenues. Fees and royalty revenues consist primarily of funded research, technology and license fees and royalties. Our revenues are heavily influenced by business with our major customers. Please refer to the discussion of major customers included in Item 1 of this report.

        Product Revenue

                Revenue from product sales is recognized upon shipment to customers. We group our existing products into three general categories: enzymes that break down protein, enzymes that break down starch and enzymes that break down cellulose.

        Funded Research

                Research funding revenues result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse expenses incurred. Under such agreements we retain a proprietary interest in the products and technology developed. These expense reimbursements primarily consist of direct expense sharing arrangements and milestone payments. Revenues related to expense sharing arrangements are recorded as the underlying expenses are incurred. Milestone payments are contingent upon successful completion of research activities and are recognized upon satisfaction of those contingencies. Up front research funding payments are recognized as revenues on a straight-line basis over the term of the underlying research agreement. Our funded research revenues are fully dependent upon our progress on the underlying collaborative research projects and can vary from period to period.

        Technology and License Fees

                Fees from the sale of technology are recognized upon completion of the required technology transfer and substantial satisfaction of any performance related responsibilities. License fees are recognized on a straight-line basis over the term defined in the license agreement. In the event there is no defined term, such as with permanent licenses, license fees are recognized upon substantial satisfaction of any performance related responsibilities. Our technology and license fees can vary from period to period as a result of the number and timing of such transactions.

        Royalty Revenue

                Royalty revenue is recognized in accordance with the underlying contract terms.

Research and Development

        We expense research and development costs as incurred. Research and development expenses include expenses for services rendered related to our funded research activities. Accordingly, in the event our funded research revenues fluctuate period to period, the related research and development expenses may also fluctuate.


SUMMARY OF RESULTS

        In 2001, net income available for common stockholders decreased to $10.5 million, or $0.17 per diluted share, from $24.1 million, or $0.42 per diluted share in 2000. Net income in 2000 was favorably impacted by a gain from the sale of marketable equity securities. The after-tax impact to net income for this one-time gain was $10.2 million.


RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2001 and 2000

        Revenues. Total revenues for the year ended December 31, 2001 increased $9.8 million, or 3%, to $326.0 million from the year ended December 31, 2000, primarily due to an increase in product revenues.

        Product Revenues. Product revenues for the year ended December 31, 2001 increased $10.1 million, or 3%, to $311.1 million from the year ended December 31, 2000. Without the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro, product revenues in 2001 would have increased by approximately 5%, to $314.5 million. In 2001, unit volume/mix grew 8%, while average prices fell 3%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales volume with our grain processing customers.

        Regionally, North American product revenues for the year ended December 31, 2001 increased $2.4 million, or 2%, to $147.4 million from the year ended December 31, 2000, driven primarily by increased protease enzyme sales and increased sales to our grain processing customers, partially offset by decreased sales to cleaning and fabric care customers. Product revenues in Europe, Africa and the Middle East for the year ended December 31, 2001 increased $8.0 million, or 8%, to $108.5 million from the year ended December 31, 2000, driven primarily by increased protease enzyme sales and increased sales to our grain processing customers, partially offset by decreased sales to cleaning and fabric care customers. Our product revenues for the year ended December 31, 2001 in Latin America declined $1.7 million, or 8%, to $19.0 million from the year ended December 31, 2000, due primarily to decreased sales to our cleaning and fabric care customers, partially offset by increased protease enzyme sales and increased sales to our grain processing customers. Product revenues in the Asia Pacific region for the year ended December 31, 2001 increased $1.3 million, or 4%, to $36.2 million from the year ended December 31, 2000, driven primarily by increased protease enzyme sales and increased sales to our cleaning and fabric care customers, partially offset by decreased sales to textile and grain processing customers.

        Fee and Royalty Revenues. Fees and royalty revenues decreased $0.4 million, or 3%, to $14.9 million for the year ended December 31, 2001 from the year ended December 31, 2000.

        Funded research revenues for the year ended December 31, 2001 increased $1.4 million, or 13%, to $12.2 million from the year ended December 31, 2000. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue, as it relates to U.S. Government collaborations, decreased $1.5 million, or 29%, to $3.7 million for the year ended December 31, 2001 from the year ended December 31, 2000 primarily due to the completion of a program with the Advanced Technology Program/National Institute of Standards and Technology to develop ascorbic acid technology. Funded research revenues provided by customers increased $2.9 million, or 52%, to $8.5 million for the year ended December 31, 2001 from the year ended December 31, 2000 primarily due to an increase in strategic collaborative research and development agreements.

        Royalties for the year ended December 31, 2001 decreased $3.5 million, or 80%, to $0.9 million from the year ended December 31, 2000 due primarily to one-time royalties of $3.5 million received during the year 2000 as a result of the successful resolution of a patent infringement issue with a customer. These one-time royalties pertained to previous sales, using patented technology, made by the customer to third parties. The related intellectual property agreement provides for future royalties, of which $0.8 million and $0.7 million were received during 2001 and 2000, respectively.

        License fees for the year ended December 31, 2001 were $1.8 million. There were no license fees for the year ended December 31, 2000. These fees relate to the sale of rights to a third party for the use of our technology and patents to manufacture products.


Operating Expenses

        Cost of Products Sold. Cost of products sold for the year ended December 13, 2001 increased $0.7 million, to $173.0 million from the year ended December 31, 2000. Our expanded sales volume/mix increased costs $4.7 million, which was offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $1.9 million and the sale of lower cost inventories of approximately $2.1 million.

        Gross Profit and Margins from Products Sold. Gross profit from products sold increased $9.4 million, or 7%, to $138.1 million for the year ended December 31, 2001 from the year ended December 31, 2000. This overall increase was caused by significant product revenue related factors including an 8% increase in volume/mix being processed through our plants, partially offset by an average price decline of 3%. This net increase in gross profit was partially offset by a $1.5 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 44.4% in 2001 from 42.8% in 2000.

        Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $9.2 million, or 18%, to $60.1 million for the year ended December 31, 2001 from the year ended December 31, 2000 as we increased our investment in technology and product development for new markets, hired additional internal staff, and established additional outside collaborations to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $1.8 million, or 14%, to $11.4 million for the year ended December 31, 2001 from the year ended December 31, 2000.

        Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $1.3 million, or 5%, to $28.8 million for the year ended December 31, 2001 from the year ended December 31, 2000, due primarily to increased personnel-related costs, including salaries, benefits, commissions and travel expenses, of $2.5 million, partially offset by decreases in consulting and outside services of $0.4 million and incentive compensation of $0.4 million.

        General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $4.1 million, or 16%, to $29.9 million for the year ended December 31, 2001 from the year ended December 31, 2000 due primarily to increased personnel-related costs, including salaries, benefits, employee programs and travel expenses of $3.6 million and public relation costs of $0.5 million.

        Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives. Amortization expense decreased $0.5 million, or 5%, to $10.0 million for the year ended December 31, 2001 from the year ended December 31, 2000 due primarily to the 2000 release of an income tax valuation allowance that was reallocated to reduce goodwill.

        Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income decreased $1.9 million, or 79%, to $0.5 million for the year ended December 31, 2001 from the year ended December 31, 2000 due primarily to a decrease in foreign currency transaction gains.

        Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, we recorded deferred compensation expense of approximately $7.1 million. We recorded this amount as a component of stockholders' equity and will amortize it as a charge to operations over the vesting period of the options.

        During the fourth quarter of 2001, we converted previously issued stock appreciation rights (SARs) to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date. For the vested portion of the stock options, we recognized compensation expense of $655 in 2001. For the unvested portion, deferred stock-based compensation expense of $328 was recorded in a separate component of stockholders' equity and will be amortized as a charge to operations over the remaining vesting period of the options.

        In total, including the 2001 SARs conversion, amortization of deferred stock-based compensation expense was $3.3 million and $1.6 million in 2001 and 2000, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                                 2001          2000
                                                                 ----          ----
Cost of products sold .................................         $ 0.3         $ 0.1
Research and development ..............................           1.0           0.3
Sales, marketing and business development .............           1.1           0.6
General and administrative ............................           0.9           0.6
                                                                -----         -----
Total amortization of deferred compensation expense ...         $ 3.3         $ 1.6
                                                                =====         =====

Non-Operating Expense and Income

        Investment Income. Investment income represents gains from the sale of marketable equity securities. During 2000, we realized a $16.6 million gain on the sale of marketable equity securities. There were no sales of marketable equity securities during the year ended December 31, 2001.

        Interest Income. Interest income increased $2.3 million, or 29%, to $10.1 million for the year ended December 31, 2001 from the year ended December 31, 2000 due mainly to earnings on proceeds from our initial public offering, partially offset by lower interest rates.

        Income Taxes. Several factors affected our effective income tax rate for the year ended December 31, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items that are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the year ended December 31, 2001 was 27.0% compared with 31.0% for the year ended December 31, 2000. The effective rate for the year ended December 31, 2000 included the effect of two one-time events. During the year ended December 31, 2000, we realized $16.6 million of pre-tax gains from the sale of marketable equity securities and a $3.5 million pre-tax gain from the settlement of certain patent infringement issues, both in the United States and tax effected at a marginal rate of 38.6%. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.

Comparison of the Years Ended December 31, 2000 and 1999

        Revenues. Total revenues in 2000 decreased $0.4 million to $316.2 million for the year ended December 31, 2000 from the year ended December 31, 1999, due to a decrease in product revenues.

        Product Revenues. Product revenues in 2000 decreased $4.6 million, or 2%, to $301.0 million for the year ended December 31, 2000 from the year ended December 31, 1999. Without the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro, product revenues in 2000 would have increased by approximately 3%, to $316.2 million. In 2000, unit volume/mix grew 6%, while average prices fell 2%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales volume with our textile and grain processing customers.

        Regionally, North American product revenues increased $13.2 million, or 10%, to $145.0 million driven primarily by sales to our cleaning customers, but European product revenues declined $22.8 million, or 18%, to $100.5 million due primarily to lower cleaning sales and the impact of currency exchange rates. Our product revenues in Latin America increased $3.4 million, or 20%, to $20.7 million for the year ended December 31, 2000 from the year ended December 31, 1999 due primarily to the increased sales to our largest Latin American customer. Product revenues in Asia increased $1.7 million, or 5%, to $34.9 million for the year ended December 31, 2000 from the year ended December 31, 1999 due mainly to growth in China, Indonesia, and Taiwan.

        Fees and Royalty Revenues. Fees and royalty revenues increased $4.3 million, or 39%, to $15.3 million for the year ended December 31, 2000 from the year ended December 31, 1999. Funded research revenues were $10.8 million in 2000 and $10.7 million in 1999. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue, as it relates to U.S. Government collaborations, increased $3.1 million to $5.2 million for the year ended December 31, 2000 from the year ended December 31, 1999 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers decreased $3.0 million, or 35%, to $5.6 million for the year ended December 31, 2000 from the year ended December 31, 1999 primarily due to a $2.0 million milestone payment received in 1999 under one of our collaborative research and development agreements.

        Royalties increased $4.3 million for the year ended December 31, 2000 from the year ended December 31, 1999 due primarily to the successful resolution of a patent infringement issue with a customer, for which one-time royalties of $3.5 million were received during the first quarter of 2000. These one-time royalties pertain to previous sales, using patented technology, made by the customer to third parties. The related intellectual property agreement provides for future royalties, of which $0.7 million were received during the remainder of 2000.


Operating Expenses

        Cost of Products Sold. Cost of products sold decreased $4.5 million, or 3%, to $172.3 million for the year ended December 31, 2000 from the year ended December 31, 1999 even though our expanded sales volume/mix increased costs $4.6 million. This reduction in cost of products sold was driven primarily by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $9.3 million, the sale of lower cost inventories of approximately $1.2 million, and a decrease in long-term incentive compensation expense of $1.4 million. These reductions were partially offset by increases in our distribution costs of $2.8 million.

        Gross Profit and Margins from Products Sold. Gross profit from product sold in 2000 remained relatively constant, decreasing $0.2 million to $128.7 million for the year ended December 31, 2000 from the year ended December 31, 1999. This overall decrease was caused by significant product revenue related factors including a 6% increase in volume/mix being processed through our plants and an average price decline of 2%. These product revenue related factors were combined with a decrease in cost of products sold due to reductions in our manufacturing costs partially offset by increases in our distribution costs. This net increase in gross profit was partially offset by a $5.9 million decrease due to the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro. As a result of these factors, gross margin on product revenue increased to 42.8% in 2000 from 42.2% in 1999.

        Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $6.9 million, or 16%, to $50.9 million for the year ended December 31, 2000 from the year ended December 31,

1999 as we increased our investment in technology and product development for new markets, hired additional internal staff, and established additional outside collaborations to support our health care and other initiatives. The increase for the year ended December 31, 2000 from the year ended December 31, 1999 was partially offset by a decrease in long and short-term incentive compensation expense of $0.9 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $2.6 million, or 16%, to $13.2 million for the year ended December 31, 2000 from the year ended December 31, 1999.

        Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel related and marketing costs incurred by our global sales force. These expenses increased $2.9 million, or 12%, to $27.5 million for the year ended December 31, 2000 from the year ended December 31, 1999, primarily due to increases in consulting and outside services of $1.7 million, salaries and benefits of $0.3 million, long-term incentive compensation of $0.1 million, and in the provision for doubtful accounts at our Chinese affiliate of $0.6 million.

        General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $2.8 million, or 12%, to $25.8 million for the year ended December 31, 2000 from the year ended December 31, 1999 due primarily to increased third party services of $1.1 million, increased salaries and benefits of $0.9 million, and increased costs related to new office space in Rochester, New York of approximately $0.5 million. These increases were partially offset by decreased long and short-term incentive compensation expense of approximately $0.6 million.

        Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, technology and goodwill, on a straight-line basis over their estimated useful lives. Amortization expense increased $0.5 million, or 5%, to $10.5 million for the year ended December 31, 2000 from the year ended December 31, 1999 due primarily to amortization of goodwill resulting from the acquisition of an 80% interest in Genencor (Wuxi) Bio-Products Co., Ltd.

        Restructuring and Related Charges. During 1999, we engaged in a plan to restructure our facility in Belgium. As a result of this plan, restructuring and related charges of $7.5 million were recorded in our 1999 operating expenses.

        Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income increased by $1.6 million to $2.4 million for the year ended December 31, 2000 from the year ended December 31, 1999 due mainly to an increase in foreign currency transaction gains.

        Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, we recorded deferred compensation expense of approximately $7.1 million. We recorded this amount as a component of stockholders' equity and will amortize it as a charge to operations over the vesting period of the options. In total, amortization of deferred compensation expense in 2000 was $1.6 million. These amounts were reported in our Consolidated Statement of Operations as follows (in millions):

Cost of products sold............................................    $    0.1
Research and development.........................................         0.3
Sales, marketing and business development........................         0.6
General and administrative.......................................         0.6
                                                                     --------
Total amortization of deferred compensation expense                  $    1.6
                                                                     ========


Non-Operating Expense and Income

        Investment Income. Investment income represents gains from the sale of marketable equity securities. During 2000, we realized a $16.6 million gain on the sale of marketable equity securities.

        Interest Income. Interest income increased $7.0 million to $7.8 million for the year ended December 31, 2000 from the year ended December 31, 1999 due mainly to earnings on proceeds from our initial public offering as well as earnings from increased cash investments resulting from the sale of marketable equity securities.

        Income Taxes. Several factors affected our effective income tax rate in 2000, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items that are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for 2000 was 31.0% compared with 24.2% in 1999. The 2000 effective rate includes the effect of the $16.6 million pre-tax income resulting from the sale of marketable equity securities in the United States, as well as $6.4 million of interest income in the United States, both of which were tax effected at a marginal rate of 38.6%. The 2000 effective rate also reflects a reevaluation of our ability to utilize certain deferred tax assets, which resulted in the release of approximately $0.6 million in valuation allowances to net income. We are subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


ACQUISITION

        In February 2002, we acquired Enzyme Bio-Systems Ltd. from Corn Products International, Inc., in an all cash deal for approximately $30.0 million plus working capital of $6.0 million and the assumption of $1.0 million of debt. The acquisition will be accounted for in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations."


RESTRUCTURING ACTIVITIES

        As a result of the February 2002 acquisition of Enzyme Bio-Systems Ltd. and general economic conditions in Latin America and the devaluation of the Argentine peso, we announced in February 2002 that we will restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. We will record an estimated $18.0 million non-recurring restructuring charge in the first quarter of 2002, for the expenses associated with the actions taken at both the Elkhart and Argentine facilities with full implementation expected to be complete in the fourth quarter of 2002.

        In July 1999, we implemented a plan to restructure our manufacturing facility in Belgium. Two primary factors drove our decision: developments leading to a production overcapacity in the enzyme market and operating costs of the Belgian plant were considerably higher than in any of our other plants. There were 58 positions eliminated as a result of this restructuring, with staggered termination dates from July 1999 through January 2001. We immediately notified all affected employees of the restructuring plan. As of December 31, 2001, all 58 employees had terminated their employment with us. As a result of this plan, we recorded restructuring and related charges of $7.5 million, or $6.2 million after taxes, in 1999. These charges relate primarily to employee severance and related social costs of $4.9 million, a curtailment loss of $0.8 million under a related defined benefit pension arrangement, and $1.8 million for manufacturing equipment that we deemed impaired as it would no longer be utilized after the restructuring. We determined the impairment charge based on remaining book value, as we believe there is no market in which to sell the specific assets. At December 31, 2001 and 2000, we had a remaining long-term severance liability related to this restructuring of $1.7 million and $1.9 million, respectively. As of March 31, 2001, we had completed our activities under this plan and no adjustments were made to the original plan.

        In May 1999, we acquired an 80% ownership interest in Genencor (Wuxi) Bio-Products Co., Ltd. located in Wuxi, China, for a total cash purchase price of $9.9 million. We accounted for the acquisition under the purchase method. Therefore, we allocated the purchase price to the acquired assets and liabilities based upon management estimates of fair value. In connection with this acquisition, we recorded a provision to restructure the entity of $3.2 million with an offset included in goodwill. The provision included estimated employee-related costs of $2.2 million, demolition costs of $0.3 million for pre-existing structures on the site that we do not intend to use, and costs to effect the restructuring of $0.1 million. The provision further included a reserve for incurred but unrecorded liabilities of the acquired entity of $0.6 million. As of December 31, 2001 and December 31, 2000, there was approximately $2.4 million and $0.5 million, respectively, charged to this restructuring provision primarily for employee-related costs. At December 31, 2001 and 2000, we had a remaining liability related to this restructuring of $0.5 million and $2.7 million, respectively. We plan to complete restructuring activities during 2002 and will reallocate to goodwill any reduction in the anticipated cost to restructure the facility.

RELATED PARTY TRANSACTIONS

        On April 28, 2000, we allowed certain officers to accelerate the exercise of 1,856,500 stock options granted under the Genencor International, Inc. Stock Option and Stock Appreciation Right Plan (the Plan) and purchase restricted shares of common stock at a price of $9.70 per share. The restricted shares were purchased through the use of notes from the officers that totaled $18.0 million. The vesting provisions of the restricted common stock agreements are the same as those of the original stock options granted to the officers under the Plan. We hold the shares purchased in escrow until they become vested per the vesting provisions of the Plan. Upon vesting, they are released to the officer. The notes are due and payable over four years commencing January 27, 2002. Interest is charged on the notes at a fixed rate of 6.71%. The notes contain a provision that allows us to purchase the restricted common stock under certain conditions.

        On November 30, 2001, we allowed certain officers to surrender 349,910 vested, restricted shares to us at a value of $16.09 per share, to pay principal and interest due on the notes on January 27, 2002 by each respective officer. The surrendered shares are currently held by the Company as treasury shares. The remaining principal balance of the notes receivable for restricted common stock at December 31, 2001 was $14.6 million.


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

        During the third quarter of 2000, we completed an initial public offering of 8,050,000 shares of common stock at $18.00 per share. This included 7,000,000 shares of common stock issued July 28, 2001 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the underwriters' exercise of the over-allotment option. The combined net proceeds from the initial offering and the over-allotment option exercise were approximately $132.7 million. We have used and expect to continue using the net proceeds from the offering for research and development activities, capital expenditures, financing possible acquisitions, working capital and other general corporate purposes.

        We believe that our current cash and cash equivalent balances plus funds to be provided from our current year operating activities, together with those available under our lines of credit will satisfy our funding needs over the next twelve months. Factors that could negatively impact our cash position include, but are not limited to, future levels of product, fees and royalty revenues, expense levels, capital expenditures, acquisitions, and foreign currency exchange rate fluctuations.

        As of December 31, 2001, cash and cash equivalents totaled $215.0 million. The funds were invested in short-term instruments, including A1-P1 rated commercial paper, master notes, U.S. treasury bills, institutional money market funds and bank deposits.

        Cash provided by operations was $51.1 million, $47.3 million and $58.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase of $3.8 million for the year ended December 31, 2001 from the year ended December 31, 2000, and the decrease of $10.9 million for the year ended December 31, 2000 from the year ended December 31, 1999, were generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

        Cash used in investing activities was $33.8 million, $9.0 million, and $20.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Spending in each of these years was driven by capital expenditures, which totaled $24.7 million, $25.6 million and $21.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. Capital projects in process at December 31, 2001 relate primarily to further manufacturing process improvements and information technology system enhancements.

        Cash used in investing activities increased $24.8 million for the year ended December 31, 2001 from the year ended December 31, 2000. This was driven primarily by the 2001 purchases of intangible assets of $4.1 million and marketable equity securities of $5.1 million, coupled with the sale of marketable equity securities in 2000. Cash used by investing activities decreased by $11.1 million for the year ended December 31, 2000 from the year ended December 31, 1999. This was driven primarily by proceeds from the sale of marketable equity securities in 2000 offset by one-time events that occurred during 1999, such as completion of a sale/leaseback transaction, the acquisition of Genencor (Wuxi) Bio-Products and an equity investment of $1.5 million in Prodigene, Inc.

        Cash used in financing activities was less than $0.1 million for the year ended December 31, 2001. Cash provided by financing activities was $123.7 million for the year ended December 31, 2000, which resulted primarily from the initial public offering of our common stock, partially offset by the payment of a long-term note to Gist-Brocades (G-b) related to the 1995 acquisition of the G-b industrial enzyme business. Cash used by financing activities was $9.7 million in 1999, driven primarily by payments against our outstanding borrowings on our revolving credit facilities, which were fully repaid as of December 31, 1999. No dividends were paid to common stockholders during 2001, 2000, and 1999. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

        As of December 31, 2001, we had a $60.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to us $40.0 million of committed borrowings pursuant to a credit agreement that expires on January 31, 2004, and $20.0 million of committed borrowings pursuant to a 364-day credit agreement that expires on January 30, 2003. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the $40 million agreement and 0.30% under the $20 million agreement. As of March 15, 2002, there were no borrowings under either facility.

        Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The total principal amount of these notes is $140.0 million with annual installment payments of $28.0 million to commence March 30, 2002. We are currently in compliance with all of the financial covenants in the senior note agreement.

NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." The Statement requires the use of the purchase method of accounting for all business combinations. The Statement also requires the recognition of certain intangible assets acquired in a business combination apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. This new standard had no impact on our 2001 or prior financial statements. We will apply its provisions to future business combinations as they occur.

        In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment. This statement may result in reclassifications in our financial statements of pre-existing intangible assets. The provisions of SFAS No. 142 will be effective for us starting the first quarter 2002. While we are continuing to assess the impact of this new standard on our financial statements, our current belief is that amortization expense will decrease by approximately $6.0 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. We are currently assessing the impact of this new standard on our financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning January 1, 2002. This new standard had no impact on our 2001 or prior financial statements. We will apply its provisions to future impairments or disposals of long-lived assets as they occur.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 50% of our 2001 revenues. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. At December 31, 2001, there were no forward contracts or option contracts outstanding. There were no material foreign currency gains recorded on the income statement for the year ended December 31, 2001.

        As of December 31, 2001, cash and cash equivalents totaled $215.0 million. Of this amount, $60.3 million was denominated in Euros. The remainder or $154.7 million was primarily denominated in U.S. dollars. Other than the first installment of $28.0 million due in March 2002 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources," in Item 7 of this report, short-term debt outstanding at December 31, 2001 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and its impact on the translation of these cash investments into U.S. dollars.

Interest Rates

        Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt, of which $9.5 million is generated from our $140.0 million 6.82% senior notes which mature evenly at $28.0 million per year commencing March 30, 2002.

        On January 31, 2002, we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on a $28.0 million notional amount of our long-term indebtedness. The contract will mature on March 30, 2004. The net gain or loss on the ineffective portion of the interest rate swap contract was not material as of March 15, 2002. The contract effectively converted 20% of our fixed rate debt to floating rate debt.

Foreign Currency Exposure

        We conduct business throughout the world. We derived approximately 50% of our 2001 revenues and approximately all of our 2001 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

        Our manufacturing and administrative operations for Latin America are located in Argentina. During 2001, severe economic conditions, which have lasted for several years, resulted in a year-end devaluation of the Argentine Peso. As a result, our subsidiary, which has an Argentine Peso functional currency, reported lower U.S. dollar net assets due to the translation impact resulting from the devaluation. Due to the fact that a significant part of our Latin American revenues were denominated in U.S. dollars, our income statement reflected a $1.0 million foreign currency gain from the remeasurement of related accounts receivable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Genencor International, Inc.


        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Genencor International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
San Jose, California
January 28, 2002, except as to Note 18 of the consolidated
financial statements, which is as of February 5, 2002

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                               DECEMBER 31,
                                                                                            2001           2000
                                                                                          ---------      ---------

ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $ 215,023      $ 200,591
  Trade accounts receivable (less allowance for doubtful accounts of  $2,628 in
    2001 and $2,574 in 2000) ........................................................        47,577         46,913
  Inventories .......................................................................        48,382         46,938
  Prepaid expenses and other current assets .........................................        15,312         16,299
  Deferred income taxes .............................................................         8,179          1,544
                                                                                          ---------      ---------
       Total current assets .........................................................       334,473        312,285
Property, plant and equipment, net ..................................................       207,199        216,983
Investments and other assets ........................................................        47,272         41,947
Intangible assets, net ..............................................................        57,145         64,049
Deferred income taxes ...............................................................         2,909          7,668
                                                                                          ---------      ---------
       Total assets .................................................................     $ 648,998      $ 642,932
                                                                                          =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .....................................................................     $   8,512      $   4,689
  Current maturities of long-term debt ..............................................        28,000             --
  Accounts payable and accrued expenses .............................................        47,908         47,217
  Interest payable on long-term debt ................................................         2,387          2,387
  Accrued employee benefits .........................................................        12,780          9,417
  Deferred income taxes .............................................................         1,375            339
                                                                                          ---------      ---------
       Total current liabilities ....................................................       100,962         64,049
Long-term debt ......................................................................       112,419        144,360
Capital lease obligation ............................................................         5,316          5,855
Deferred income taxes ...............................................................        13,093         12,754
Other long-term liabilities .........................................................         8,436         10,897
Minority interest ...................................................................           541            791
                                                                                          ---------      ---------
       Total liabilities ............................................................       240,767        238,706
                                                                                          ---------      ---------
Commitments and contingencies .......................................................            --             --
Redeemable preferred stock:
  7 1/2% cumulative series A preferred stock, without par value, authorized
    1,000 shares, 970 shares issued and outstanding .................................       162,475        155,200
                                                                                          ---------      ---------
Stockholders' equity:
  Common stock, par value $0.01 per share, 200,000,000
     shares authorized, 59,941,021 and 59,906,500 shares issued and outstanding
     at December 31, 2001 and 2000, respectively ....................................           599            599
  Additional paid-in capital ........................................................       345,655        344,092
  Treasury stock, at cost, 349,910 shares ...........................................        (5,630)            --
  Deferred stock-based compensation .................................................        (3,517)        (5,560)
  Notes receivable for common stock .................................................       (14,647)       (18,008)
  Accumulated deficit ...............................................................       (13,466)       (23,965)
  Accumulated other comprehensive loss ..............................................       (63,238)       (48,132)
                                                                                          ---------      ---------
       Total stockholders' equity ...................................................       245,756        249,026
                                                                                          ---------      ---------
       Total liabilities, redeemable preferred stock and stockholders' equity .......     $ 648,998      $ 642,932
                                                                                          =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                2001              2000              1999
                                                            ------------      ------------      ------------

Revenues:
  Product revenue .....................................     $    311,110      $    300,978      $    305,637
  Fees and royalty revenues ...........................           14,908            15,252            10,965
                                                            ------------      ------------      ------------
       Total revenues .................................          326,018           316,230           316,602
Operating expenses:
  Cost of products sold ...............................          172,986           172,265           176,756
  Research and development ............................           60,103            50,858            43,955
  Sales, marketing and business development ...........           28,845            27,539            24,564
  General and administrative ..........................           29,913            25,818            22,984
  Amortization of intangible assets ...................            9,966            10,478            10,032
  Restructuring and related charges ...................               --                --             7,500
  Other income ........................................             (507)           (2,391)             (845)
                                                            ------------      ------------      ------------
       Total operating expenses .......................          301,306           284,567           284,946
                                                            ------------      ------------      ------------
Operating income ......................................           24,712            31,663            31,656
Non operating expenses/(income):
  Investment income ...................................               --           (16,577)               --
  Interest expense ....................................           10,433            10,474            10,487
  Interest income .....................................          (10,069)           (7,752)             (750)
                                                            ------------      ------------      ------------
       Total non operating expenses/(income) ..........              364           (13,855)            9,737
                                                            ------------      ------------      ------------
Income before provision for income taxes ..............           24,348            45,518            21,919
Provision for income taxes ............................            6,574            14,108             5,294
                                                            ------------      ------------      ------------
Net income ............................................     $     17,774      $     31,410      $     16,625
                                                            ============      ============      ============
Net income available to holders of common stock .......     $     10,499      $     24,135      $      9,350
                                                            ============      ============      ============
  Earnings per common share:
       Basic ..........................................     $       0.18      $       0.44      $       0.19
                                                            ============      ============      ============
       Diluted ........................................     $       0.17      $       0.42      $       0.19
                                                            ============      ============      ============
  Weighted average common shares:
     Basic ............................................       59,888,249        54,504,333        50,000,000
                                                            ============      ============      ============
     Diluted ..........................................       61,068,535        56,855,215        50,000,000
                                                            ============      ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                               ADDITIONAL                        DEFERRED
                                                               COMMON           PAID-IN          TREASURY       STOCK-BASED
                                                                STOCK           CAPITAL           STOCK        COMPENSATION
                                                              ---------        ----------       ---------      ------------
Balances, December 31, 1998 ...........................       $     500        $ 186,326        $      --        $      --
Comprehensive income:
  Net Income ..........................................
  Other comprehensive loss:
    Foreign currency translation ......................
    Unrealized holding gains ($7,610 pre-tax) .........

    Other comprehensive loss ..........................

  Comprehensive income ................................
Preferred stock dividend accrued ......................
                                                              ---------        ---------        ---------        ---------
Balances, December 31, 1999 ...........................             500          186,326               --               --
                                                              ---------        ---------        ---------        ---------
Comprehensive income:
  Net Income ..........................................
  Other comprehensive loss:
    Foreign currency translation ......................
    Unrealized holding gains ($3,050 pre-tax) .........
    Adjustment for gains included in
      earnings (($9,589) pre-tax) .....................

    Other comprehensive loss ..........................

  Comprehensive income ................................
Exercise of employee stock options ....................              19           17,989
Issuance of common stock ..............................              80          132,665
Deferred stock-based compensation .....................                            7,112                            (7,112)
Amortization of deferred stock-based compensation .....                                                              1,552
Preferred stock dividend accrued ......................
                                                              ---------        ---------        ---------        ---------
Balances, December 31, 2000 ...........................             599          344,092               --           (5,560)
                                                              ---------        ---------        ---------        ---------

Comprehensive income:
  Net Income ..........................................
  Other comprehensive loss:
    Foreign currency translation ......................
    Unrealized holding losses ($1,763 pre-tax) ........

    Other comprehensive loss ..........................

  Comprehensive income ................................
Surrender of restricted shares ........................                                            (5,630)
Exercise of employee stock options ....................              --              341
Deferred stock-based compensation .....................                            1,222                            (1,222)
Payment of notes receivable for common stock ..........
Amortization of deferred stock-based compensation .....                                                              3,265
Preferred stock dividend accrued ......................
                                                              ---------        ---------        ---------        ---------
Balances, December 31, 2001 ...........................       $     599        $ 345,655        $  (5,630)       $  (3,517)
                                                              =========        =========        =========        =========
                                                                    NOTES                         ACCUMULATED
                                                                RECEIVABLE FOR                       OTHER            TOTAL
                                                                   COMMON         ACCUMULATED    COMPREHENSIVE     STOCKHOLDERS'
                                                                    STOCK           DEFICIT           LOSS            EQUITY
                                                                --------------    -----------    -------------     -------------
Balances, December 31, 1998 ...........................           $      --        $ (57,450)       $ (17,063)       $ 112,313
Comprehensive income:
  Net Income ..........................................                               16,625                            16,625
  Other comprehensive loss:
    Foreign currency translation ......................                                               (21,325)         (21,325)
    Unrealized holding gains ($7,610 pre-tax) .........                                                 4,798            4,798
                                                                                                                     ---------
    Other comprehensive loss ..........................                                                                (16,527)
                                                                                                                     ---------
  Comprehensive income ................................                                                                     98
Preferred stock dividend accrued ......................                               (7,275)                           (7,275)
                                                                  ---------        ---------        ---------        ---------
Balances, December 31, 1999 ...........................                  --          (48,100)         (33,590)         105,136
                                                                  ---------        ---------        ---------        ---------
Comprehensive income:
  Net Income ..........................................                               31,410                            31,410
  Other comprehensive loss:
    Foreign currency translation ......................                                               (10,299)         (10,299)
    Unrealized holding gains ($3,050 pre-tax) .........                                                 1,645            1,645
    Adjustment for gains included in
      earnings (($9,589) pre-tax) .....................                                                (5,888)          (5,888)
                                                                                                                     ---------
    Other comprehensive loss ..........................                                                                (14,542)
                                                                                                                     ---------
  Comprehensive income ................................                                                                 16,868
Exercise of employee stock options ....................             (18,008)                                                --
Issuance of common stock ..............................                                                                132,745
Deferred stock-based compensation .....................                                                                     --
Amortization of deferred stock-based compensation .....                                                                  1,552
Preferred stock dividend accrued ......................                               (7,275)                           (7,275)
                                                                  ---------        ---------        ---------        ---------
Balances, December 31, 2000 ...........................             (18,008)         (23,965)         (48,132)         249,026
                                                                  ---------        ---------        ---------        ---------

Comprehensive income:
  Net Income ..........................................                               17,774                            17,774
  Other comprehensive loss:
    Foreign currency translation ......................                                               (14,239)         (14,239)
    Unrealized holding losses ($1,763 pre-tax) ........                                                  (867)            (867)
                                                                                                                     ---------
    Other comprehensive loss ..........................                                                                (15,106)
                                                                                                                     ---------
  Comprehensive income ................................                                                                  2,668
Surrender of restricted shares ........................                                                                 (5,630)
Exercise of employee stock options ....................                                                                    341
Deferred stock-based compensation .....................                                                                     --
Payment of notes receivable for common stock ..........               3,361                                              3,361
Amortization of deferred stock-based compensation .....                                                                  3,265
Preferred stock dividend accrued ......................                               (7,275)                           (7,275)
                                                                  ---------        ---------        ---------        ---------
Balances, December 31, 2001 ...........................           $ (14,647)       $ (13,466)       $ (63,238)       $ 245,756
                                                                  =========        =========        =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                             2001             2000              1999
                                                                           ---------        ---------        ---------

Cash flows from operating activities:
  Net income .......................................................       $  17,774        $  31,410        $  16,625
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................................          36,174           35,038           35,558
      Amortization of deferred stock-based compensation ............           3,265            1,552               --
      Loss on disposition of property, plant and
         equipment .................................................             329              406            1,927
      Gain on sale of marketable equity securities .................              --          (16,577)              --
      (Increase) decrease in operating assets:
         Trade accounts receivable .................................          (4,246)            (571)          (6,777)
         Inventories ...............................................          (4,678)           1,892            9,999
         Prepaid expenses and other current assets .................          (2,473)          (4,664)           1,352
         Investments and other assets ..............................          (2,239)          (5,842)           1,693
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses .....................           6,688            5,207            4,180
         Interest payable on long-term debt ........................              --               (5)               4
         Accrued employee benefits .................................           3,749           (1,637)          (8,980)
         Other .....................................................          (3,234)           1,074            2,599
                                                                           ---------        ---------        ---------
         Net cash provided by operating activities .................          51,109           47,283           58,180
                                                                           ---------        ---------        ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......................         (24,725)         (25,592)         (21,274)
  Purchases of intangible assets ...................................          (4,098)          (1,100)              --
  Proceeds from the sale of property, plant and equipment ..........              74               88              463
  Proceeds from the sale of marketable equity securities ...........              --           17,568               --
  Sale-leaseback of facility .......................................              --               --            4,194
  Reimbursement of purchase price ..................................              --               --            1,331
  Acquisition of business, net of cash acquired ....................              --               --           (3,293)
  Payment to acquire equity securities .............................          (5,065)              --           (1,500)
                                                                           ---------        ---------        ---------
         Net cash (used in) investing activities ...................         (33,814)          (9,036)         (20,079)
                                                                           ---------        ---------        ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock .......................              --          132,745               --
  Surrender of restricted shares ...................................            (314)              --               --
  Net payments on revolving credit facilities ......................              --               --           (8,000)
  Net (payments) proceeds on notes payable of foreign affiliate ....              (9)             968           (1,708)
  Payment of long-term debt ........................................             (48)         (10,000)              --
  Proceeds from exercise of stock options ..........................             341               --               --
                                                                            --------        ---------        ---------

         Net cash (used in) provided by financing activities .......             (30)         123,713           (9,708)
                                                                            --------        ---------        ---------

Effect of exchange rate changes on cash ............................          (2,833)            (700)          (1,854)
                                                                            --------         ---------        ---------

Net increase in cash and cash equivalents ..........................          14,432          161,260           26,539
Cash and cash equivalents -- beginning of year .....................         200,591           39,331           12,792
                                                                           ---------        ---------        ---------
Cash and cash equivalents -- end of year ...........................       $ 215,023        $ 200,591        $  39,331
                                                                           =========        =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1 -- DESCRIPTION OF THE COMPANY AND ACCOUNTING POLICIES

        Genencor International, Inc. and subsidiaries (the Company) integrates the tools of biotechnology in meeting the needs of its customers. The Company's current products include novel enzymes used in the cleaning, grain processing and textile industries. The principal geographical markets for these products are North America, Latin America, Europe and Asia.

        Significant accounting policies are as follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated. The Company does not have any undisclosed liabilities with any partially owned entities.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, Plant and Equipment

        All property, plant and equipment is stated at acquisition cost. Depreciation for financial statement purposes is calculated using the straight-line method over the estimated useful lives of the assets. Land improvements and buildings are depreciated over 10-40 years, with a weighted average estimated useful life of 21 years, and machinery and equipment over 3-15 years, with a weighted average estimated life of 13 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the length of the applicable lease term. Property under capital lease is amortized over the lease term. Maintenance and repair expenditures are expensed as incurred. Included in machinery and equipment is computer hardware and software developed or obtained for internal use which is amortized over 3-5 years.

Intangible Assets

        Intangible assets consist of patents, licenses, technology and the excess of cost over the net assets of acquired businesses, which are amortized on a straight-line basis over their remaining useful lives. Patents and trademarks are amortized over 15 years, technology over 10-20 years, with a weighted average estimated useful life of 12 years, the excess of cost over the net assets of an acquired business over 10-20 years, with a weighted average estimated useful life of 20 years, and other intangibles over 4-20 years, with a weighted average estimated useful life of 15 years.

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

        The Company, on occasion, may use forward exchange contracts and options to hedge its exposure in foreign currencies. Option and forward exchange contracts are used to minimize the impact of foreign currency fluctuations on the Company's revenues and costs and are not used to engage in speculation. At December 31, 2001 and 2000, the Company had no options or forward exchange contracts outstanding.

        Foreign currency transaction net gains are included in other operating income/expense. Total foreign currency transaction net gains were $23 in 2001, $2,837 in 2000, and $824 in 1999.

Financial Instruments

        The determination of fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, obligations under accounts payable, accrued expenses, and debt instruments is based on interest rates available to the Company and comparisons to quoted market prices for the same or similar issues. At December 31, 2001 and 2000, the fair value of these financial instruments approximated carrying value.

Investments in Marketable Equity Securities

        All of the Company's investments in marketable equity securities are considered available-for-sale and are recorded at fair value within other current assets or other assets. Unrealized gains and losses, calculated as the difference between fair value and cost of the security on a specific identification basis, are recorded as a component of comprehensive income, net of tax.

        Gross unrealized losses on available-for-sale securities were $1,021 at December 31, 2001, and gross unrealized gains were $746 at December 31, 2000. The fair market value of available-for-sale securities was $4,120 at December 31, 2001 and $823 at December 31, 2000. The deferred tax asset related to these unrealized losses was $378 at December 31, 2001. The deferred tax liability related to these unrealized gains was $519 at December 31, 2000.

Investment Income

        During 2000, the Company realized a gain on the sale of marketable equity securities of $16,577. This amount is included in investment income as part of total non-operating income for the period. There were no sales of marketable equity securities during the year 2001.

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

Major Customers

        In 2001, two customers accounted for 45% of sales and 34% of accounts receivable. In 2000, two customers accounted for 42% of sales and 39% of accounts receivable. In 1999, two customers accounted for 39% of sales and 36% of accounts receivable.

Comprehensive Income

        The provisions of SFAS No. 130, "Reporting Comprehensive Income," establish standards for reporting and presentation of comprehensive income and its components. This statement requires reporting by major components and as a single total, all changes in stockholders' equity from non-stockholder sources. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

Earnings Per Share

        The provisions of SFAS No. 128, "Earnings per Share," require the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at income available to common stockholders, undeclared and unpaid cumulative preferred stock dividends of $7,275 are deducted for each year presented.

        Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As there were no dilutive securities in 1999, there was no effect on the numerator or denominator between the computations of basic and diluted earnings per common share in that year presented. As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities in 2001 and 2000. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share.

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31:

                                                          2001            2000           1999
                                                          ----            ----           ----
Net income                                            $     17,774   $     31,410     $     16,625
  Less: Accrued dividends on preferred stock                (7,275)        (7,275)          (7,275)
                                                      ------------   ------------     ------------
Net income available to holders of common stock       $     10,499   $     24,135     $      9,350
                                                      ============   ============     ============

Weighted average common shares:
  Basic                                                 59,888,249     54,504,333       50,000,000
  Effect of stock options                                1,180,286      2,350,882               --
                                                      ------------   ------------     ------------
  Diluted                                               61,068,535     56,855,215       50,000,000
                                                      ============   ============     ============
Earnings per common share:
  Basic                                               $       0.18   $       0.44     $       0.19
                                                      ============   ============     ============
  Diluted                                             $       0.17   $       0.42     $       0.19
                                                      ============   ============     ============

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." The Statement requires the use of the purchase method of accounting for all business combinations. The Statement also requires the recognition of certain intangible assets acquired in a business combination apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. This new standard had no impact on the Company's 2001 or prior financial statements. The Company will apply its provisions to future business combinations as they occur.

        In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment. This statement may result in reclassifications in the Company's financial statements of pre-existing intangible assets. The provisions of SFAS No. 142 will be effective for the Company starting the first quarter 2002. The Company is continuing to assess the impact of this new standard to the financial statements and currently estimates that amortization expense will decrease by approximately $6,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        In June 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company is currently assessing the impact of this new standard to the financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning January 1, 2002. This new standard had no impact on the Company's 2001 or prior financial statements. The Company will apply its provisions to future impairments or disposals of long-lived assets as they occur.


2 -- RESTRUCTURING AND RELATED CHARGES

        During July 1999, the Company engaged in a plan to restructure its facility in Belgium. This decision was driven primarily by two factors: developments leading to a production overcapacity in the enzyme market and operating costs of the Belgian plant that were considerably higher than in any of the Company's other plants. There were 58 positions eliminated as a result of this restructuring, with staggered termination dates of July 1999 through January 2001. All affected employees were notified immediately of the restructuring plan. As of December 31, 2001, all 58 employees had terminated their employment with the Company. As a result of the plan, restructuring and related charges of approximately $7,500 were recorded in the Company's operating earnings in 1999. These charges were primarily driven by employee severance and related social costs of approximately $4,900, a curtailment loss of approximately $800 under a related defined benefit pension arrangement, and approximately $1,800 for manufacturing equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believes there is no market in which to sell the specific assets. At December 31, 2001 and 2000, the Company had a remaining long-term severance liability related to this restructuring of $1,705 and $1,919, respectively. As of March 31, 2000, we had completed our activities under this plan and no adjustments were made to the original plan.

        In May 1999, the Company acquired an 80% ownership interest in Genencor
(Wuxi) Bio-Products Co., Ltd. located in Wuxi, China, for a total cash purchase price of $9,900. The acquisition was accounted for under the purchase method. The Company allocated the purchase price to the acquired assets and liabilities based upon management estimates of fair value. In connection with this acquisition, the Company recorded a provision to restructure the entity of approximately $3,200 with an offset included in goodwill. The provision included estimated employee-related costs of approximately $2,200, demolition costs of approximately $300 for pre-existing structures on the site that we do not intend to use, and costs to effect the restructuring of approximately $100. The provision further included a reserve for incurred but unrecorded liabilities of the acquired entity of approximately $600. As of December 31, 2001 and December 31, 2000, there was $2,445 and $501, respectively, charged to this restructuring provision primarily for employee-related costs. At December 31, 2001 and 2000, the Company had a remaining liability related to this restructuring of $243 and $2,679, respectively. The Company plans to complete restructuring activities during 2002 and will reallocate to goodwill any reduction in the anticipated cost to restructure the facility.


3 -- FEES AND ROYALTY REVENUES

        Fees and royalty revenues included the following for the years ended December 31:

                                                                                   2001       2000        1999
                                                                                ---------  ---------   ---------
                   Funded research..........................................    $  12,152  $  10,848   $  10,671
                   License fees.............................................        1,825         --          --
                   Royalties................................................          931      4,404          95
                   Other....................................................           --         --         199
                                                                                ---------  ---------   ---------
                     Fees and royalty revenues..............................    $  14,908  $  15,252   $  10,965
                                                                                =========  =========   =========

        In January 2000, the Company, in settlement of certain patent infringement claims with one of its customers, received $3.5 million for payment of back royalties.

4 -- INVENTORIES

        Inventories consisted of the following at December 31:

                                                                                            2001         2000
                                                                                        -----------  -----------
                  Raw materials.....................................................    $     7,526  $     7,699
                  Work-in-progress..................................................          7,454        7,874
                  Finished goods....................................................         33,402       31,365
                                                                                        -----------  -----------
                    Inventories.....................................................    $    48,382  $    46,938
                                                                                        ===========  ===========



5 -- PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following at December 31:

                                                                                            2001         2000
                                                                                        -----------  -----------
                  Land and buildings................................................    $   124,039  $   122,685
                  Machinery and equipment...........................................        260,375      257,156
                  Construction-in-progress..........................................          6,772       10,246
                                                                                        -----------  -----------
                                                                                            391,186      390,087
                  Less: Accumulated depreciation....................................       (183,987)    (173,104)
                                                                                        -----------  -----------
                    Property, plant and equipment, net..............................    $   207,199  $   216,983
                                                                                        ===========  ===========

        Depreciation expense was $26,208 in 2001, $24,560 in 2000, and $25,526 in 1999.

        Construction-in-progress at December 31, 2001, includes primarily process improvement projects at our manufacturing and research and development facilities as well as information technology enhancements.

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

        Assets under capital lease are included in property, plant and equipment as follows at December 31:

                                                                                            2001         2000
                                                                                        -----------  -----------
                  Land and buildings................................................    $    13,113  $    13,426
                  Less: Accumulated depreciation....................................         (2,652)      (2,206)
                                                                                        -----------  -----------
                    Capital lease assets, net.......................................    $    10,461  $    11,220
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

        The Company leases certain other facilities and equipment under operating leases. Rent expense relating to all operating leases was $4,014 for 2001, $3,478 for 2000 and $2,994 for 1999.

        Non-cancelable future minimum rental payments under significant leases consist of the following for the years ending December 31:

                                                                                            OPERATING      CAPITAL
                                                                                           ----------     ----------
                    2002...............................................................     $   3,153     $     533
                    2003...............................................................         2,963           519
                    2004...............................................................         2,948           515
                    2005...............................................................         2,923           515
                    2006...............................................................         2,910           515
                    Thereafter.........................................................        23,894         5,732
                                                                                           ----------    ----------
                    Total minimum lease payments.......................................     $  38,791         8,329
                                                                                           ----------
                    Less: Amount representing interest.................................                      (3,013)
                                                                                                         ----------
                    Capital lease obligation...........................................                   $   5,316
                                                                                                         ==========



6 -- INTANGIBLE ASSETS

        Intangible assets consisted of the following at December 31:

                                                                                               2001          2000
                                                                                           -----------   -----------
                    Patents, licenses and other.........................................   $    50,205   $    47,096
                    Technology..........................................................        41,929        41,928
                    Excess of cost over net assets of acquired businesses...............        50,769        50,960
                                                                                           -----------   -----------
                                                                                               142,903       139,984
                    Less: Accumulated amortization......................................       (85,758)      (75,935)
                                                                                           -----------   -----------
                      Intangible assets, net............................................   $    57,145   $    64,049
                                                                                           ===========   ===========

        Amortization expense was $9,966 in 2001, $10,478 in 2000 and $10,032 in 1999.



7 -- NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consisted of the following at December 31:

                                                                                                2001          2000
                                                                                            -----------   -----------
              6.82% senior notes with payments of $28,000 due annually,
                commencing March 30, 2002...............................................    $   140,000   $   140,000
              Notes payable of the Company's Chinese affiliate with
                principal payments due in 2002. Interest rates on
                the notes range from 5.58% to 6.53%.....................................          8,488         8,555
              Other.....................................................................            443           494
                                                                                            -----------   -----------
                                                                                                148,931       149,049
              Less: Current maturities..................................................        (36,512)       (4,689)
                                                                                            -----------   -----------
                Long-term debt..........................................................    $   112,419   $   144,360
                                                                                            ===========   ===========

        The senior note agreements contain various financial covenants, which among other things, require the maintenance of certain financial ratios. The most significant of these relate to: debt to total capital; total debt as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA); and minimum consolidated net worth. The Company is currently in compliance with all of its financial covenants.

        At December 31, 2001, principal obligations on notes payable and long-term debt are as follows:

                     2002......................................................................   $   36,512
                     2003......................................................................       28,101
                     2004......................................................................       28,053
                     2005......................................................................       28,055
                     2006......................................................................       28,057
                     Thereafter................................................................          153
                                                                                                  ----------
                       Total...................................................................   $  148,931
                                                                                                  ==========

        At December 31, 2001, the Company had a $60,000 revolving credit facility with a syndicate of banks which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to the Company $40,000 of committed borrowings which expires on January 31, 2004, and $20,000 of committed borrowings which expires on January 31, 2002. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the $40,000 agreement and 0.30% under the $20,000 agreement. As of December 31, 2001, there were no borrowings under either facility.



8 -- REDEEMABLE PREFERRED STOCK

        On December 1, 1991, the Company and its stockholders agreed to exchange $97,000 of advances from stockholders (including interest payable of $12,604) for 970 shares of no par value, 7 1/2% Cumulative Series A preferred stock (Series A preferred stock). Dividends are cumulative from the date of issuance and are subtracted from net income in 2001, 2000 and 1999 in determining net income available to common stockholders. The Series A preferred stock was authorized and issued on May 5, 1992 and has no voting rights except as required by law or in respect to certain matters involving the Series A preferred stock. The shares are redeemable at any time in whole or in part for $100,000 per share plus accrued unpaid dividends to the date of redemption. The total redemption value of the Series A preferred stock at December 31, 2001 and 2000 in the amounts of $162,475 and $155,200, respectively, is classified on the Company's balance sheet as Redeemable Cumulative Series A Preferred Stock and includes $65,475 and $58,200 of accrued and unpaid dividends, respectively. The liquidation value is $100,000 per share plus accrued dividends to be paid on a pro rata basis from assets available after payment of debt and prior to any distribution on common stock.


9 -- STOCKHOLDERS' EQUITY

        In addition to the Series A preferred stock, the Company has the authority to issue 1,000,000 shares of preferred stock having a par value of $.01 per share. No such shares have been issued as of December 31, 2001.

        Certain covenants of the Company's 6.82% Senior Notes restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts the Company in default of these covenants. Such covenants include, but are not limited to, the maintenance of debt to total capitalization of no greater than 55% and the maintenance of a maximum ratio of debt to EBITDA of 3.5:1.

        No dividend was declared or paid to common stockholders in 2001, 2000 or 1999.

        Accumulated other comprehensive loss consists of the following:

                                                                     FOREIGN      MARKETABLE     ACCUMULATED
                                                                    CURRENCY      SECURITIES       OTHER
                                                                   TRANSLATION     VALUATION    COMPREHENSIVE
                                                                   ADJUSTMENT     ADJUSTMENT        LOSS
                                                                   ----------     ----------     ----------
                      Balances, December 31, 1998...............   $  (16,736)    $     (327)    $  (17,063)
                        Current period change...................      (21,325)         4,798        (16,527)
                                                                   ----------     ----------     ----------
                      Balances, December 31, 1999...............      (38,061)         4,471        (33,590)
                        Current period change...................      (10,299)        (4,243)       (14,542)
                                                                   ----------     ----------     ----------
                      Balances, December 31, 2000...............      (48,360)           228        (48,132)
                        Current period change...................      (14,239)          (867)       (15,106)
                                                                   ----------     ----------     ----------
                      Balances, December 31, 2001...............   $  (62,599)    $     (639)    $  (63,238)
                                                                   ==========     ==========     ==========

        The change in the marketable equity securities valuation adjustment for 2001 of $867 ($1,763 pre-tax) relates to unrealized holding losses on the Company's available-for sale securities.

        On July 25, 2000, the Company increased the authorized number of shares of common stock to 200,000,000 with a par value of $0.01.

        The Company completed its initial public offering of 8,050,000 shares of common stock at a price of $18.00 per share, including 7,000,000 shares of common stock issued July 28, 2000 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the underwriters' exercise of the over-allotment option. The combined net proceeds raised by the Company from the initial offering and the over-allotment option were $132,745.

        Majority stockholders of the Company are Eastman Chemical Company and Danisco A/S (Danisco), with each holding approximately 42% of the common stock outstanding and 50% each of the Series A preferred stock.

        On November 30, 2001, the Company allowed certain officers to surrender 349,910 vested, restricted shares to the Company at a value of $16.09 per share, to pay principal and interest due on notes receivable for restricted common stock on January 27, 2002 by each respective officer. The surrendered shares are currently held by the Company as treasury shares and accounted for under the cost method. The remaining principal balance of the notes at December 31, 2001 is $14,647.


10 -- EMPLOYEE BENEFIT PLANS


Stock Option and Stock Appreciation Right Plan

        On December 9, 1999, the Company adopted the Genencor International, Inc. Stock Option and Stock Appreciation Right Plan (the Plan). Employees, outside directors, consultants and advisors of the Company are eligible to participate in the Plan. The Plan allows for the grant, generally at estimated market value as of the date of grant, of incentive or non-statutory stock options to purchase the Company's common stock and stock appreciation rights
(SARs), based on the underlying value of the Company's common stock. Under the terms of the Plan, the Company has the ability to grant stock options and SARs representing up to 9 million shares of common stock. Options vest ratably over a three-year period and expire 10 years from their grant date. SARs vest 50% after three years, the remaining 50% after four years, and expire 10 years from their grant date.

        On December 9, 1999, the Company granted 5,465,250 nonqualified stock options and 452,625 SARs to employees of the Company at an exercise price of $9.70 per share. All of the options granted on December 9, 1999 remained outstanding at December 31, 1999. Additionally, there were no options or SARs exercisable at December 31, 1999.

        The following table summarizes the stock option activity for the years ending:




                                                           WEIGHTED AVERAGE    EXERCISABLE    WEIGHTED AVERAGE
                                              OPTIONS       EXERCISE PRICE       OPTIONS       EXERCISE PRICE
                                           -------------     -------------    -------------     -------------
        Options outstanding at
         December 31, 1999..............      5,465,250          $   9.70                -          N/A

           Granted......................      1,317,600             13.93                -
           Exercised....................     (1,856,500)             9.70                -
           Forfeitures..................        (37,250)             9.91                -
                                           -------------
        Options outstanding at December
         31, 2000.......................      4,889,100             10.84                -          N/A
           Granted......................      1,383,604             12.50                -
           Exercised....................        (34,563)             9.84
           Forfeitures..................       (107,516)            12.77                -
                                           -------------
        Options outstanding at
         December 31, 2001..............      6,130,625           $ 11.19        1,840,710           $ 10.97
                                           =============


        The following table summarizes additional information about stock options outstanding as of December 31, 2001:


                                                         Options Outstanding                               Options Exercisable
                                         -------------------------------------------------        ----------------------------------

         Range of                            Weighted Average           Weighted Average                           Weighted Average
      Exercise Prices         Number      Remaining Contract Life        Exercise Price               Number        Exercise Price
      ---------------         ------      -----------------------        --------------               ------        --------------
      $ 8.00- $10.00         4,794,759             8.20                      $ 9.70                 1,552,504          $ 9.70
      $10.01- $15.00           519,300             9.06                      $13.59                    97,052          $14.46
      $15.01- $20.00           696,541             8.33                      $17.41                   151,207          $18.32
      $20.01- $25.00           100,525             8.82                      $23.15                    33,485          $23.15
      $25.01- $34.00            19,500             8.77                      $28.93                     6,462          $28.91
                            ----------                                                             ----------
                             6,130,625             8.30                      $11.19                 1,840,710          $10.97
                            ==========                                                             ==========


        On April 28, 2000, the Board of Directors of the Company allowed certain officers to accelerate the exercise of 1,856,500 stock options granted under the Plan and purchase restricted shares of common stock. The restricted shares were purchased through the use of notes from the officers. The vesting provisions of the restricted common stock agreements are the same as those of stock options under the Plan. The shares purchased are held in escrow until they become vested per the vesting provisions of the Plan. Upon vesting, they are released to the officer. The notes contain a provision that allows the Company to repurchase the restricted common stock under certain conditions.

        Under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock options in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock options been determined consistent with the provisions of SFAS No. 123, there would have been no effect on the Company's 1999 net income available to holders of common stock as the vesting period for the options granted commenced on January 1, 2000. For purposes of this disclosure, the weighted average grant date fair value of options granted in 2001, 2000 and 1999 is summarized below (amounts in dollars):

                                               2001                       2000                       1999
                                     -----------------------    -----------------------    -----------------------
                                        Fair      Exercise        Fair       Exercise         Fair     Exercise
                                        Value      Price          Value       Price           Value      Price
                                        -----      -----          -----       -----           -----      -----

Options whose exercise price equaled
  grant date market value.............  $ 5.71    $ 13.46        $ 8.24      $ 19.77         $ 2.16      $ 9.70
Options whose exercise price was
  less than grant date market value...    5.53      10.19         10.54        11.29           N/A         N/A

        The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               2001          2000          1999
                                                             --------      --------      --------
                          Expected life...................   4 years       4 years        4 years
                          Interest rate...................   4.05%         6.39%          6.48%
                          Volatility......................   48.2%         0%-44.7%       0%
                          Dividend yield..................    N/A           N/A            N/A

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

        On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the weighted average fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                                                         2001            2000          1999
                                                                                       ---------      ---------     ---------
                       Net income available to holders of common stock:
                          As reported...........................................       $  10,499      $ 24,135      $   9,350
                          Pro forma.............................................       $   6,961      $ 21,803      $   9,350
                       Basic earnings per share:
                          As reported...........................................       $    0.18      $   0.44      $    0.19
                          Pro forma.............................................       $    0.12      $   0.40      $    0.19
                       Diluted earnings per share:
                          As reported...........................................       $    0.17      $   0.42      $    0.19
                          Pro forma.............................................       $    0.11      $   0.38      $    0.19

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

        SARs are accounted for under the provisions of APB 25 as interpreted by Financial Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25." FIN 28 requires that compensation expense be recognized over the vesting period for any increase in the estimated market value of the underlying stock. Decreases in the estimated market value of the underlying stock in subsequent periods would cause compensation expense to be reduced in that period although the related accrued liability would never be reduced below zero. In 2001 and 2000, the Company recorded compensation income of $593 and compensation expense of $1,166, respectively, to reflect the decrease/increase in the estimated market value of common stock during the period in relation to the grant price of the Company's outstanding SARs. At December 31, 2001 and 2000 there were 17,650 and 520,700 SARs respectively, outstanding, none of which were exercisable.

Conversion of Stock Appreciation Rights

During the fourth quarter of 2001, the Company converted 450,950 previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. At the date of conversion, the accrued compensation liability of $797 related to the SARs was reversed. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date. For the vested portion of the stock options, the Company recognized compensation expense of $655 in 2001. For the unvested portion, deferred stock-based compensation expense of $328 was recorded in a separate component of shareholders' equity and will be amortized as a charge to operations over the remaining vesting period of the options.

Deferred Compensation

        In connection with the grant of 881,125 stock options to employees between January 1, 2000 and July 27, 2000, we recorded deferred compensation expense of $7,112. We determine deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. We recorded this amount as a component of stockholders' equity and will amortize it as a charge to operations over the vesting period of the options.

        In total, including the 2001 SARs conversion, amortization of deferred stock-based compensation expense for 2001 and 2000 was $3,265 and $1,552, respectively, and was reported in our Consolidated Statement of Operations as follows:

                                                                                        2001        2000
                                                                                        ----        ----
                  Cost of products sold........................................       $   311    $    77
                  Research and development.....................................           958        330
                  Sales, marketing and business development....................         1,106        548
                  General and administrative...................................           890        597
                                                                                      -------    -------

                  Total amortization of deferred stock-based compensation......       $ 3,265    $ 1,552
                                                                                      =======    =======


Employee Stock Purchase Plan

        On March 13, 2001, the Company adopted the Genencor International, Inc. Employee Stock Purchase Plan (the Plan) and reserved 2,000,000 shares of common stock for issuance under the Plan. Under the Plan, eligible employees may purchase stock at 85% of the lower of the closing prices for the stock as of the beginning or the end of each six-month offering period. The Company's executive officers currently do not participate in the Plan. The offering periods generally begin in January and July with the first offering beginning July 1, 2001. Purchases are limited to 15% of the employee's compensation and may not exceed 1,000 shares per offering period. At December 31, 2001, no shares had been issued.

Equity Value Plan

        Effective July 15, 1994, the Company adopted the Equity Value Plan
(EVP). Under EVP, 4.15 million units out of a total 27.7 million units were reserved for issuance. Effective July 1, 1999, the Company terminated the plan. At that time, units outstanding had exercise prices ranging from $11.50 to $16.67. All units became fully vested and were paid out at $17.50 per unit. The Company paid out a total of $15,867 and recognized EVP expense of $3,571 in 1999. These expenses are included in cost of products sold, research and development, sales, marketing and business development and general and administrative expenses for 1999.

Defined Contribution Pension Plans

        The Company maintains employee benefit plans in the United States which allow its eligible employees to make contributions, up to a certain limit, on a tax deferred basis under Section 401(k) of the Internal Revenue Code.

        The Company also contributes to the plans. Total employer contributions to the plans for 2001, 2000 and 1999 amounted to approximately $2,612, $2,531 and $2,222, respectively.

Defined Benefit Pension and Other Postretirement Benefits

        The Company provides defined benefit pension and postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of all plans of the Company:

                                                                                PENSION BENEFITS                 OTHER BENEFITS
                                                                    ---------------------------------------  ---------------------
                                                                           2001                2000             2001        2000
                                                                    ------------------  ------------------   ----------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.........................    $           38,958  $           36,808   $   1,439    $   1,032
Service cost....................................................                 2,655               2,218         161          118
Interest cost...................................................                 2,293               2,141         114           88
Plan participants' contributions................................                   169                 152          --           --
Amendments......................................................                    64                  --          --           --
Actuarial (gain)/loss...........................................                   951               2,060         261          230
Curtailment.....................................................                    --                  --          --           --
Benefits paid...................................................                (1,532)             (2,293)        (30)         (29)
Translation.....................................................                (1,875)             (2,128)         --           --
                                                                    ------------------  ------------------   ---------    ---------
Benefit obligation at end of year...............................    $           41,683  $           38,958   $   1,945    $   1,439
                                                                    ==================  ==================   =========    =========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..................    $           65,794  $           68,247   $      --    $      --
Actual return on plan assets....................................                (3,413)                998          --           --
Employer contributions..........................................                 4,428               2,983          --           --
Plan participants' contributions................................                   169                 152          --           --
Benefits paid...................................................                (1,532)             (2,293)         --           --
Translation.....................................................                (3,352)             (4,293)         --           --
                                                                    ------------------  ------------------   ---------    ---------
Fair value of plan assets at end of year........................    $           62,094  $           65,794   $      --    $      --
                                                                    ==================  ==================   =========    =========

FUNDED STATUS...................................................    $           20,411  $           26,836   $  (1,945)   $  (1,439)
Unrecognized net actuarial (gain)/loss..........................                   (71)             (9,622)        325           66
Unrecognized prior service cost.................................                  (295)               (424)        219          273
                                                                    ------------------  ------------------   ---------    ---------
Prepaid cost (accrued benefit)..................................    $           20,045  $           16,790   $  (1,401)   $  (1,100)
                                                                    ==================  ==================   =========    =========
AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS CONSIST OF:
Prepaid benefit cost............................................    $           20,589  $           18,678   $      --    $      --
Accrued benefit cost............................................                  (544)             (1,888)     (1,401)      (1,100)
                                                                    ------------------  ------------------   ----------   ----------
Net amount recognized...........................................    $           20,045  $           16,790   $  (1,401)   $  (1,100)
                                                                    ==================  ==================   ==========   ==========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...................................................        6.00% -- 7.00%      6.00% -- 7.75%       8.00%        7.75%
Expected return on plan assets..................................        6.00% -- 8.00%      6.00% -- 8.00%       N/A          N/A
Rate of compensation increase...................................        0.00% -- 6.50%      0.00% -- 6.50%       N/A          N/A




                                                                            PENSION BENEFITS                 OTHER BENEFIT
                                                                    -----------------------------    ------------------------------
                                                                      2001       2000       1999       2001       2000       1999
                                                                    --------   --------   -------    --------   --------   --------
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost....................................                    $  2,655   $  2,218   $  2,820   $    161   $    119  $     108
Interest cost...................................                       2,293      2,141      2,374        114         88         72
Expected return on plan assets..................                      (4,373)    (4,348)    (4,476)        --         --         --
Amortization of prior service cost..............                         (42)       (49)       (56)        55         55         55
Recognized net actuarial (gain)/loss............                        (330)      (735)      (622)         2         (1)        --
                                                                    --------   --------   --------   --------   ---------  --------
Net periodic (benefit) cost.....................                         203       (773)        40        332        261        235

Curtailment.....................................                          --         --        828         --         --         --
                                                                    --------   --------   --------   --------   ---------  --------
          Total net periodic (benefit) cost.....                    $    203   $   (773)  $    868   $    332   $    261  $     235
                                                                    ========   =========  ========   ========   =========  ========

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                                                           2001       2000
                                                                                          ------     ------
                       Projected benefit obligation.................................         --     $ 4,042
                       Accumulated benefit obligation...............................         --       3,614
                       Fair value of plan assets....................................         --       3,159

        As a result of the reduction in the number of employees covered by the restructuring plan in Belgium, a curtailment loss is reflected in the net periodic pension cost for 1999.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The trend rates assumed for pre-65 claims graded to 5.0% in 2006 and were 9.0% in 2001, 10.0% in 2000, and 7.0% in 1999. The trend rates assumed for post-65 claims graded to 5.0% in 2006 and were 9.0% in 2001, 10.0% in 2000 and 6.0% in 1999. For both pre and post-65 claims, the trend rate was assumed to remain at 5.0% after 2006. A one percentage point increase in assumed health care cost trend rates would increase total service and interest cost by $28 and increase the postretirement benefit obligation by $195. A one percentage point decrease in assumed health care cost trend rates would decrease total service and interest cost by $27 and decrease the postretirement benefit obligation by $181.


11 -- INCOME TAXES

        The provision for income taxes consisted of the following for the years ended December 31:

                                                                               2001        2000        1999
                                                                             ---------   ---------   --------
                   Current:
                     Federal.............................................    $  2,780    $  5,868    $  1,080
                     State...............................................         268         627         107
                     Foreign.............................................       3,878       2,551       2,603
                                                                             --------    --------    --------
                                                                                6,926       9,046       3,790
                                                                             --------    --------    --------
                   Deferred:
                     Federal and State...................................      (2,198)      5,258        (146)
                     Foreign.............................................       1,946         384       1,811
                                                                             --------    --------    --------
                                                                                 (252)      5,642       1,665
                                                                             --------    --------    --------
                   Decrease in valuation allowances......................        (100)       (580)       (161)
                                                                             --------    --------    --------
                                                                             $  6,574    $ 14,108    $  5,294
                                                                             ========    ========    ========


        The components of deferred tax assets and liabilities consisted of the following at December 31:

                                                                                         2001         2000
                                                                                      ----------   ----------
              Current assets and liabilities:
                Unrealized deprecation/(appreciation) on marketable
                  equity securities..........................................         $      378   $     (519)
                Deferred revenues............................................              4,799           --
                Inventories..................................................               (138)         525
                Accrued expenses.............................................                714          844
                Foreign currency exchange....................................              1,173           --
                Other items, net.............................................               (297)         355
                                                                                      ----------   ----------
                                                                                           6,629        1,205
                                                                                      ----------   ----------
              Non-current assets and liabilities:
                Net operating loss and tax credit carryforwards..............             14,129       18,073
                Employee costs...............................................             (7,521)      (6,529)
                Depreciation and amortization................................            (14,766)     (14,868)
                Other items, net.............................................               (531)        (342)
                                                                                      ----------   ----------
                                                                                          (8,689)      (3,666)
              Valuation allowances...........................................             (1,320)      (1,420)
                                                                                      ----------   ----------
                Net deferred tax liability...................................         $   (3,380)  $   (3,881)
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

        The Company has net operating loss carryforwards of $4,400 for Chinese tax purposes which expire in 2005 through 2006. Certain other foreign carryforwards have no expiration date. The Company also has research and experimentation tax credit carryforwards of $4,237 for U.S. federal income tax purposes, which expire in 2001 through 2021. Additionally, the Company has alternative minimum tax credit carryforwards of $3,507, which may be used indefinitely to reduce U.S. federal income taxes.

        A valuation allowance is provided for deferred tax assets if management believes it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The Company's valuation allowances are $1,320 and $1,420 at December 31, 2001 and 2000, respectively.

        During 2000, the Company reassessed its ability to realize the benefit of certain deferred tax assets and reversed valuation allowances totaling $6,400, approximately $600 of which was recorded to the provision for income taxes in the statement of operations and $5,800, which related to acquired deferred tax assets, was recorded as a reduction to goodwill.

        The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows for the years ending December 31:

                                                                                           2001        2000       1999
                                                                                        ---------   ---------  ---------
           U.S. federal statutory income tax rate..................................       35.0%       35.0%      35.0%
           State income taxes, net of federal income tax benefit...................        1.6%        1.6%       0.7%
           Amortization of non-deductible intangible assets........................        6.7%        3.8%       7.7%
           Foreign and U.S. tax effects attributable to foreign operations.........       (6.6%)      (4.3%)    (15.2%)
           Change in valuation allowances..........................................       (0.4%)      (1.3%)     (0.7%)
           Tax credits.............................................................       (6.7%)      (2.9%)     (3.3%)
           Other, net..............................................................       (2.6%)      (0.9%)        --
                                                                                        ---------   ---------  ---------
                                                                                          27.0%       31.0%      24.2%
                                                                                        =========   =========  =========

        The Company is subject to a tax ruling in the Netherlands, which effectively reduces the local effective income tax rate from 35% to 17.5%. This ruling will expire in 2005.

12 -- SEGMENT AND PRODUCT DATA

        The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company maintains one industry segment, which produces and distributes novel enzymes. Product revenues are attributed to countries based on the geographic location of the customer. Intercompany transactions between countries have been eliminated. Long-lived assets include property, plant, and equipment, intangible assets, and investments and other assets and are attributed to countries based on physical location. Included in non-U.S. long-lived assets are $44,000 in 2001, $46,000 in 2000 and $40,000 in
1999 in Belgium and $35,000 in 2001 and 2000 and $34,000 in 1999 in Finland. Geographical information is as follows:

                                                                             U.S.       NON-U.S.   CONSOLIDATED
                                                                         -----------  -----------  ------------
                     2001
                     Product revenue...............................      $   141,683  $   169,427  $   311,110
                     Long-lived assets.............................      $   179,282  $   117,528  $   296,810
                     2000
                     Product revenue...............................      $   139,170  $   161,808  $   300,978
                     Long-lived assets.............................      $   184,398  $   124,058  $   308,456
                     1999
                     Product revenue...............................      $   125,442  $   180,195  $   305,637
                     Long-lived assets.............................      $   217,377  $   118,489  $   335,866

        Product revenue by similar product groupings is as follows:

                                                                             2001         2000         1999
                                                                         -----------  -----------  -----------
                    Protein degrading enzyme products.................   $   177,573  $   166,394  $   167,125
                    Starch degrading enzyme products..................        85,168       84,865       88,196
                    Cellulose degrading enzyme products...............        34,169       35,775       39,694
                    Other.............................................        14,200       13,944       10,622
                                                                         -----------  -----------  -----------
                              Total...................................   $   311,110  $   300,978  $   305,637
                                                                         ===========  ===========  ===========


13 -- RELATED PARTY TRANSACTIONS

        Danisco A/S and its affiliates purchased approximately $9,000 during 2001, $8,000 in 2000, and $9,000 in 1999 of products from the Company. The Company purchased products from and/or through these related parties for approximately $4,000 in 2001 and 2000 and $9,000 in 1999. Also, the Company received approximately $400 and $300 in fees and royalty revenues from a Danisco affiliate during 2000 and 1999, respectively. These revenues were received under a collaboration agreement for the development and commercialization of enzymes for the animal feed market. In October 2000, the Company signed an exclusive agreement with Danisco A/S for the development of innovative bioingredients for the food industry. The four-year minimum term agreement provides for up to $20 million in funding to the Company. During 2001, the Company received approximately $1,300 in fees and royalty revenues under this agreement.

        At December 31, 2001 and 2000, the Company had amounts due from Danisco of $229 and $1, respectively. At December 31, 2001 and 2000, the Company had amounts due to Danisco of $315 and $362, respectively.

        The Company had outstanding notes receivable with balances totaling $3,983 and $3,995 from officers of the Company at December 31, 2001 and 2000, respectively. The notes are non-interest bearing and are due at the conclusion of five to five and one-half years from the date of issuance. Accordingly, interest income is imputed at 5.22% to 6.80% per year on the notes, with an offset recorded as compensation expense.

        The Company also had outstanding promissory notes of $14,647 in 2001 and $18,008 in 2000, with accrued interest receivable of $691 at December 31, 2000. There was no accrued interest receivable at December 31, 2001. These amounts relate to the exercise of stock options granted to executive officers during 2000. The promissory notes are secured by a pledge of the stock purchased and are recourse to the extent of 50% of the outstanding principal balance. The notes are due and payable over four years with a fixed interest rate of 6.71% per year. In November 2001, the Company allowed certain officers to surrender 349,910 vested, restricted shares to the Company at a value of $5,630, to pay principal and interest due on these notes.

14 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     2001        2000        1999
                                                                   --------    --------    --------
                 Interest paid............................         $ 10,433    $ 10,474    $ 10,487
                                                                   ========    ========    ========
                 Taxes paid...............................         $  9,728    $  6,043    $  2,254
                                                                   ========    ========    ========
                 Schedule of non-cash investing and
                   financing activity:
                   Acquisition of treasury stock .........         $  5,316    $     --    $     --
                                                                   ========    ========    ========
                   Sale-leaseback of facility.............         $     --    $     --    $  4,194
                                                                   ========    ========    ========
                   Debt of acquired business..............         $     --    $     --    $  4,700
                                                                   ========    ========    ========
                   Capital lease obligation...............         $     --    $  2,845    $     --
                                                                   ========    ========    ========
                   Issuance of restricted stock...........         $     --    $ 18,008    $     --
                                                                   ========    ========    ========


15 -- COMMITMENTS AND CONTINGENCIES

        The Company, from time to time, is involved in legal proceedings involving claims against the Company, which are handled and defended in the ordinary course of business. There were no such proceedings pending against the Company at December 31, 2001.


16 -- SELECTED QUARTERLY DATA (UNAUDITED)


                                                          FIRST      SECOND     THIRD      FOURTH
          2001                                           QUARTER    QUARTER    QUARTER    QUARTER
          ----                                           --------   --------   --------   --------
          Product revenue............................    $ 75,268   $ 78,514   $ 77,847   $ 79,481
          Gross profit...............................      34,370     34,987     33,715     35,052
          Net income.................................       6,277      4,109      3,370      4,018
          Net income available to holders of
            common stock.............................       4,458      2,290      1,552      2,199
          Basic earnings per common share............      $ 0.07   $   0.04   $   0.03   $   0.04
                                                         ========   ========   ========   ========
          Diluted earnings per common share..........      $ 0.07   $   0.04   $   0.03   $   0.04
                                                         ========   ========   ========   ========


                                                          FIRST      SECOND     THIRD      FOURTH
          2000                                           QUARTER    QUARTER    QUARTER    QUARTER
          ----                                           --------   --------   --------   --------
          Product revenue............................    $ 73,640   $ 76,626   $ 77,359   $ 73,353
          Gross profit...............................      31,642     33,363     32,864     30,844
          Net income.................................      16,543      4,688      4,753      5,426
          Net income available to holders of common
            stock....................................      14,724      2,869      2,934      3,608
          Basic earnings per common share............    $   0.29   $   0.06   $   0.05   $   0.06
                                                         ========   ========   ========   ========
          Diluted earnings per common share..........    $   0.28   $   0.05   $   0.05   $   0.06
                                                         ========   ========   ========   ========


                                                          FIRST      SECOND     THIRD      FOURTH
          1999                                           QUARTER    QUARTER    QUARTER    QUARTER
          ----                                           --------   --------   --------   --------
          Product revenue............................    $ 72,602   $ 75,439   $ 74,211   $ 83,385
          Gross profit...............................      29,102     31,283     29,967     38,529
          Net income (loss)..........................       5,075      2,553       (293)     9,290
          Net income (loss) available to holders of
            common stock.............................       3,256        734     (2,112)     7,472
          Basic earnings per common share............    $   0.07   $   0.01   $  (0.04)  $   0.15
                                                         ========   ========   ========   ========
          Diluted earnings per common share..........    $   0.07   $   0.01   $  (0.04)  $   0.15
                                                         ========   ========   ========   ========

17 -- COLLABORATIVE AGREEMENTS

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

        During August 2001, the Company entered into a collaboration agreement with Phogen Ltd., which gives the Company worldwide rights to proprietary technology to develop therapeutic vaccines for infectious viral diseases and develop applications to enhance DNA vaccine formulation. This collaboration required the Company to pay an up front license fee as well as annual license maintenance fees. The agreement requires certain research and development funding and has potential for additional milestone payments.

        During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new, proprietary technology platform for the development of new biomaterials. The terms of the agreement include an up-front payment which will be recognized over the term of the agreement, research funding and milestone payments.


18 -- SUBSEQUENT EVENTS

        During January 2002, the Company entered into a two-year extendable collaboration agreement with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. Under the agreement, the Company received worldwide licenses to certain proprietary technologies as well as exclusive commercialization rights to any products developed through the agreement. This collaboration required the Company to pay an up front license fee as well as annual royalties. The agreement also requires certain research and development funding and has potential for additional milestone payments and royalties on future product sales.

        Also during January 2002, the Company formed a strategic alliance with Seattle Genetics, Inc., to jointly discover and develop a class of cancer therapeutics. Under terms of the alliance, the companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products. The Company has made an equity investment in Seattle Genetics of $3,000 and agreed to pay certain fees and milestone payments. Seattle Genetics has also agreed to make certain milestone payments to the Company.

        During February 2002, the Company acquired Enzyme Bio-Systems Ltd. from Corn Products International, Inc. in an all cash deal for approximately $30,000 plus working capital of $6,000 plus the assumption of $1,000 of debt. The acquisition will be accounted for in accordance with FAS 141 "Business Combinations."

        As a result of the acquisition and general economic conditions in Latin America and the devaluation of the Argentine peso, the Company announced in February 2002 that it will restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. The company will record an estimated $18,000 non-recurring restructuring charge in the first quarter of 2002 for the expenses associated with the actions taken at both the Elkhart and Argentine facilities with full implementation expected to be complete in the fourth quarter of 2002.

FINANCIAL STATEMENT SCHEDULES

                Schedule II -- Valuation and Qualifying Accounts



                                   SCHEDULE II

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS




                                                                                           REDUCTIONS
                                                                BALANCE                   (ADDITIONS)
                                                                  AT        ADDITIONS      CHARGED TO     DEDUCTIONS/  BALANCE AT
                                                               BEGINNING    CHARGED TO      ACQUIRED       AMOUNTS        END
                                                               OF PERIOD     EARNINGS       GOODWILL      WRITTEN OFF  OF PERIOD
                                                                -------      -------        -------        -------      -------
                                                                                     (AMOUNTS IN THOUSANDS)
              Year Ended December 31, 2001
                Deducted in the Consolidated Balance
                   Sheet:
                From current assets:
                   Trade accounts receivable, allowance
                     for doubtful accounts...........           $(2,574)     $  (255)       $    --        $   201      $(2,628)
                   Reserve for obsolete and slow moving
                     inventory and lower of cost or
                     market adjustments..............            (2,043)          --             --            254       (1,789)
                                                                -------      -------        -------        -------      -------
                Total................................            (4,617)        (255)            --            455       (4,417)
                                                                =======      =======        =======        =======      ========
                Deferred tax valuation allowance.....            (1,420)        (680)                          780       (1,320)
                                                                =======      =======        =======        =======      =======
                From current liabilities:
                   Restructuring reserves............            (2,679)          --             --          2,445         (234)
                                                                =======      =======        =======        =======      =======
              Year Ended December 31, 2000
                Deducted in the Consolidated Balance
                   Sheet:
                From current assets:
                   Trade accounts receivable, allowance
                     for doubtful accounts...........            (1,814)        (414)            --           (346)      (2,574)
                   Reserve for obsolete and slow moving
                     inventory and lower of cost or
                     market adjustments..............            (2,255)          --             --            212       (2,043)
                                                                -------      -------        -------        -------      -------
                Total................................            (4,069)        (414)            --           (134)      (4,617)
                                                                =======      =======        =======        =======      =======
                Deferred tax valuation allowance.....            (7,800)        (920)         5,800          1,500       (1,420)
                                                                =======      =======        =======        =======      =======
                From current liabilities:
                   Restructuring reserves............            (6,100)          --             --          3,421       (2,679)
                                                                =======      =======        =======        =======      =======
              Year Ended December 31, 1999
                Deducted in the Consolidated Balance
                   Sheet:
                From current assets:
                   Trade accounts receivable, allowance
                     for doubtful accounts...........              (976)      (1,500)            --            662       (1,814)
                   Reserve for obsolete and slow moving
                     inventory and lower of cost or
                     market adjustments..............            (2,676)          --             --            421       (2,255)
                                                                -------      -------        -------        -------      -------

                Total................................            (3,652)      (1,500)            --          1,083       (4,069)
                                                                =======      =======        =======        =======      =======
                Deferred tax valuation allowance.....            (7,961)          --             --            161       (7,800)
                                                                =======      =======        =======        =======      =======
                From current liabilities:
                   Restructuring reserves............                --       (7,500)        (3,200)         4,600       (6,100)
                                                                =======      =======        =======        =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None



PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 30, 2002 under the captions "Election of Directors" and "Executive Officers," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.



ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 30, 2002 under the caption "Executive Compensation," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 30, 2002 under the caption "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 30, 2002 under the caption "Certain Transactions," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.



PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        Item 14 (a)(1), 14(a)(2) and 14(d):

        Consolidated Financial Statements:
                Report of Independent Accountants
                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

        The following financial statement schedule is filed as part of this
Report:

                Schedule II- Valuation and Qualifying Accounts

                All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

        Item 14 (a)(3) and 14(c):

         See Index to Exhibits

        Item 14(b):

         On December 18, 2001, the Company filed a Form 8-K (under Item 5) regarding the surrender to the Company of a limited number of shares from certain executive officers. This report did not include any financial statements.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2002.

                                           GENENCOR INTERNATIONAL, INC.

                                   By:     /s/ W. Thomas Mitchell
                                           -------------------------------------
                                           W. Thomas Mitchell
                                           Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 2002.


                                         Director, Chairman and
       /s/ W. Thomas Mitchell            Chief Executive Officer
      -----------------------------
      W. Thomas Mitchell                 (Principal Executive Officer)

                                         Senior Vice President and
       /s/ Raymond J. Land               Chief Financial Officer
      -----------------------------
      Raymond J. Land                    (Principal Financial Officer)

       /s/ Darryl L. Canfield            Vice President and Corporate Controller
      -----------------------------
      Darryl L. Canfield                 (Principal Accounting Officer)

       /s/ Soren Bjerre-Nielsen
      -----------------------------
      Soren Bjerre-Nielsen               Director

       /s/ J. L. Chitwood
      -----------------------------
      James L. Chitwood                  Director

       /s/ Bruce C. Cozadd
      -----------------------------
      Bruce C. Cozadd                    Director

       /s/ Juha Kurkinen
      -----------------------------
      Juha Kurkinen                      Director

       /s/ Theresa K. Lee
      -----------------------------
      Theresa K. Lee                     Director

       /s/ Robert H. Mayer
      -----------------------------
      Robert H. Mayer                    Director

       /s/ Joseph A. Mollica
      -----------------------------
      Joseph A. Mollica                  Director

       /s/ Norbert G. Riedel
      -----------------------------
      Norbert G. Riedel                  Director

       /s/ James P. Rogers
      -----------------------------
      James P. Rogers                    Director

                                INDEX TO EXHIBITS

(2)            Plan of acquisition, reorganization, arrangement, liquidation or succession
                    Not applicable.
(3)            Articles of Incorporation and By-laws
               3.1            Form of Restated Certificate of Incorporation is incorporated herein by reference to Exhibit
                              3.3 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on July 24, 2000.
               3.2            Form of Amended and Restated Bylaws is incorporated herein by reference to Exhibit 3.4 to
                              Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on July 24, 2000.
(4)            Instruments defining the rights of securities holders, including indentures
               4.1            Exhibit 3.1 to this Report is incorporated herein by reference.
               4.2            Exhibit 3.2 to this Report is incorporated herein by reference.
               4.3            Form of Specimen Common Stock Certificate is incorporated herein by reference to Exhibit
                              4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on July 24, 2000.
               4.4            Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein, dated March 28, 1996 is incorporated herein by reference to
                              Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1
                              (Registration No. 333-36452) filed on June 26, 2000.
               4.5            $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the
                              Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                              (Registration No. 333-61450) filed on May 23, 2001.
               4.6            $16,000,000 364-Day Credit Agreement dated as of January 31, 2002 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration
                              No. 333-61450) filed on May 23, 2001.
               4.7            Amendment No. 1 dated as of April 20, 2001 to the $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as
                              Administrative Agent is incorporated herein by reference to Exhibit 4.3 to the Company's
                              Registration Statement on Form S-8 (Registration
                              No. 333-61450) filed on May 23, 2001.
               4.8            Amendment No. 1 dated as of April 20, 2001 to the $16,000,000 364-Day Credit Agreement
                              dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase
                              Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23,
                              2001.
               *4.9           Amendment No. 2 dated as of January 31, 2002 to the $16,000,000 364-Day Credit Agreement
                              dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase
                              Manhattan Bank, as Administrative Agent.
               *4.10          Letter Agreement dated as of January 31, 2002 among JP Morgan Chase Bank, ABN AMRO Bank, NV, the
                              Bank of New York, Credit Suisse First Boston and the Company regarding Credit Agreements dated as of January 31, 2001 and Acquisition of Enzyme Bio-Systems.
(9)            Voting Trust Agreement
                    Not applicable.
(10)           Material Contracts
               10.1           Stockholder Agreement between the Company, Eastman Chemical Company and Danisco A/S, dated
                              July 25, 2000 is incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 26,
                              2000.

               10.2           Form of Indemnification Agreement between the Company and its directors and executive officers is incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24,
                              2000.
               10.3           Lease Agreement by and between the Company and The Board of Trustees of the Leland Stanford Junior
                              University dated May 22, 1995 is incorporated herein by reference to Exhibit 10.6 to Amendment
                              No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Palo Alto)
               10.4           Lease Agreement between the Company and Meridian Centre Associates, L.P., dated August 16,
                              1999, as amended September 1, 1999 is incorporated herein by reference to Exhibit 10.7 to
                              Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000.  (Rochester)
               10.5           Lease between Genencor International B.V. and ABN AMRO Onroerend Goed Lease en
                              Financieringen B.V., dated January 6, 1999 is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000. (Leiden, the Netherlands)
               10.6           Deed of Economic Transfer between Genencor International B.V. and ABN AMRO Goed Lease en
                              Financieringen B.V., dated January 6, 1999 is incorporated herein by reference to Exhibit
                              10.8.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000.
               10.7           Lease agreement by and between the Company and Eastman Kodak Company, dated August 28,
                              1991 is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company's
                              Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.
                              (Rochester)
               +10.8          Collaborative Research and Development Agreement between the Company and E.I. du Pont de
                              Nemours and Company, dated September 1, 1995, as amended, is incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-1
                              (Registration No. 333-36452) filed on July 24, 2000.
               *+10.9         Fourth Amendment to Collaborative Research and Development Agreement Dated 1st September,
                              1995, between E. I. duPont de Nemours and Company and the Company, dated February 27, 2001.
               *+10.10        Fifth Amendment to Collaborative Research and Development Agreement Dated 1st September,
                              1995, between E. I. duPont de Nemours and Company and the Company, dated December 1, 2001.
               10.11          Amended and Restated Equity Joint Venture Contract between Genencor Mauritius Ltd. and Wuxi
                              Enzyme Factory, dated May 10, 1998 is incorporated herein by reference to Exhibit 10.15 to
                              Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000.
               #10.12         Senior Executive Relocation Policy is incorporated herein by reference to Exhibit 10.18 to
                              Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000.
               #10.13         Form of executive officer Promissory Note is incorporated herein by reference to Exhibit
                              10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000.
               #10.14         Employment Agreement for W. Thomas Mitchell, dated June 21, 1995 is incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.
               #10.15         Form of executive officer Employment Agreement is incorporated herein by reference to Exhibit
                              10.21 to Amendment No. 1 to the Company's Registration Statement (Registration No. 333-36452)
                              filed on June 26, 2000.
               #10.16         Form of executive officer Secured Promissory Note is incorporated herein by reference to
                              Exhibit 10.25 to Amendment No. 1 to the Company's Registration Statement on Form
                              S-1 (Registration No. 333-36452) filed on June 26, 2000.
               #10.17         Form of executive officer Pledge Agreement is incorporated herein by reference to Exhibit
                              10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-36452) filed on June 26, 2000.

               +10.18         Research Agreement between the Company and The Procter & Gamble Company, dated June 30, 2000 is incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's
                              Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
                10.19         Technology Transfer Agreement between the Company and The Procter & Gamble Company, dated
                              June 30, 2000 is incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
               +10.20         Commercialization Agreement between the Company and The Procter & Gamble Company, dated
                              April 25, 2000 is incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
               10.21          National Renewable Energy Laboratory Letter Subcontract, dated April 18, 2000, between
                              Midwest Research Institute acting through its National Renewable Energy Laboratory Division and
                              the Company is incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.
               +10.22         Enzyme Supply Agreement by and between the Company and Cargill, Incorporated dated as of January 5,
                              2001 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Statement
                              on Form 10-Q for the quarter ended March 31, 2001.
               +10.23         License Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q
                              for the quarter ended September 30, 2001.
               +10.24         Collaboration Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Statement on Form 10-Q
                              for the quarter ended September 30, 2001.
               +10.25         Securities Purchase Agreement by and between Epimmune Inc. and the Company dated as of July
                              9, 2001 is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly
                              Statement on Form 10-Q for the quarter ended September 30, 2001.
               *+10.26        Supply Agreement by and among The Procter & Gamble Manufacturing Company, The Procter &
                              Gamble Company, Procter & Gamble International Operations SA, and P&G Northeast Asia PTE, Ltd.,
                              and the Company executed October 17, 2001.
               *+10.27        Research Agreement between Dow Corning Corporation and the Company, dated October 4, 2001.
(11)           Statement re computation of per share earnings Not included as a separate exhibit as computation can be determined from Note 1 to the financial statements included in this Report under Item 8.
(12)           Statements re computation of ratios
                    Not applicable.
(13)           Annual report to security holders, Form 10-Q, or quarterly report to security holders
                    Not applicable.
(16)           Letter re change in certifying accountant
                    Not applicable.
(18)           Letter re change in accounting principles
                    Not applicable.
(21)           Subsidiaries of the Registrant
                    *Subsidiaries of the Registrant are listed on Exhibit 21.1.
(22)           Published report regarding matters submitted to a vote of security holders
                    Not applicable.
(23)           Consents of experts and counsel
                    *Consent of independent accountants is included herein as Exhibit 23.1.
(24)           Power of Attorney
                    Not applicable.
(99)           Additional Exhibits
                    Not applicable.

---------------------------------
               Exhibits filed with this Report.

+ Confidential Treatment requested as to certain information which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.

#              Management contract or compensatory plan.