Form 10-Q
period 2002-03-31
GENENCOR INTERNATIONAL INC
filed 2002-05-15
CIK 1113099

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO_________

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

                                  ------------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                                            NUMBER OF SHARES OUTSTANDING AT
                                                         APRIL 30, 2002

COMMON STOCK, PAR VALUE $0.01 PER SHARE                    59,672,706

                                                 TABLE OF CONTENTS

                                                                                                                               PAGE
                                                                                                                               ----
PART I.   FINANCIAL INFORMATION
    Item 1. Financial Statements:
            Condensed Consolidated Unaudited Balance Sheets as of March 31, 2002 and December 31, 2001...................        4
            Condensed Consolidated Unaudited Statements of Operations for the three months ended
            March 31, 2002 and 2001......................................................................................        5
            Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended
            March 31, 2002 and 2001......................................................................................        6
            Notes to Condensed Consolidated Unaudited Financial Statements...............................................        7
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................       12
    Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................................       22

PART II.  OTHER INFORMATION
    Item 1. Legal Proceedings............................................................................................       23
    Item 2. Changes in Securities and Use of Proceeds....................................................................       23
    Item 3. Defaults Upon Senior Securities..............................................................................       23
    Item 4. Submission of Matters to a Vote of Security Holders..........................................................       23
    Item 5. Other Information............................................................................................       23
    Item 6. Exhibits and Reports on Form 8-K.............................................................................       25

   This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Item 2 of this Report and in the Company's 2001 Annual Report on Form 10-K. The Company disclaims any obligation to publicly announce any revisions to these forward-looking statements to reflect facts or circumstances of which the Company becomes aware after the date hereof.

    Unless otherwise specified, all references in this Report to the "Company", "we", "us", "our", and "ourselves" refer to Genencor International, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS





                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    MARCH 31,     DECEMBER 31,
                                                                                     2002             2001
                                                                                     ----             ----
ASSETS
Current assets:
  Cash and cash equivalents .................................................      $ 145,103       $ 215,023
  Trade accounts receivable, net ............................................         47,222          47,577
  Inventories ...............................................................         53,053          48,382
  Other current assets ......................................................         30,284          23,491
                                                                                   ---------       ---------
       Total current assets .................................................        275,662         334,473
Property, plant and equipment, net ..........................................        210,185         207,199
Goodwill ....................................................................         29,694          19,313
Intangible assets, net ......................................................         37,032          37,832
Other assets ................................................................         53,500          50,181
                                                                                   ---------       ---------
       Total assets .........................................................      $ 606,073       $ 648,998
                                                                                   =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .............................................................      $   8,367       $   8,512
  Current maturities of long-term debt ......................................         28,290          28,000
  Accounts payable and accrued expenses .....................................         44,890          47,908
  Other current liabilities .................................................         11,851          16,542
                                                                                   ---------       ---------
       Total current liabilities ............................................         93,398         100,962
Long-term debt ..............................................................         85,057         112,419
Other long-term liabilities .................................................         28,622          27,386
                                                                                   ---------       ---------
       Total liabilities ....................................................        207,077         240,767
                                                                                   ---------       ---------
Redeemable preferred stock:
  7 1/2% cumulative series A preferred stock, without par value, authorized
     1 shares, 1 shares issued and outstanding ..............................        164,294         162,475
Stockholders' equity:
  Common stock, par value $0.01 per share, 200,000 shares authorized, 59,947 and 59,941 shares issued at
     March 31, 2002 and December 31, 2001, respectively .....................            600             599
  Additional paid-in capital ................................................        346,720         345,655
  Treasury stock, at cost, 350 shares .......................................         (5,630)         (5,630)
  Deferred stock-based compensation .........................................         (2,863)         (3,517)
  Notes receivable for common stock .........................................        (14,647)        (14,647)
  Accumulated deficit .......................................................        (16,344)        (13,466)
  Accumulated other comprehensive loss ......................................        (73,134)        (63,238)
                                                                                   ---------       ---------
       Total stockholders' equity ...........................................        234,702         245,756
                                                                                   ---------       ---------
       Total liabilities, redeemable preferred stock and stockholders' equity      $ 606,073       $ 648,998
                                                                                   =========       =========

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          THREE MONTHS ENDED
                                                          ------------------
                                                               MARCH 31,
                                                               ---------
                                                          2002            2001
                                                          ----            ----

Revenues:
  Product revenue ..............................       $ 75,548        $ 75,268
  Fees and royalty revenues ....................          5,262           2,455
                                                       --------        --------
       Total revenues ..........................         80,810          77,723
Operating expenses:
  Cost of products sold ........................         42,118          40,898
  Research and development .....................         15,632          12,924
  Sales, marketing and business development.....          7,142           5,857
  General and administrative ...................          8,032           6,482
  Amortization of intangible assets ............          1,307           2,397
  Restructuring and related charges ............         16,294            --
  Other (income)/expense .......................         (1,347)            848
                                                       --------        --------

       Total operating expenses ................         89,178          69,406
                                                       --------        --------
Operating (loss)/income ........................         (8,368)          8,317

Non operating expenses/(income):
  Interest expense .............................          2,520           2,607
  Interest income ..............................         (1,401)         (3,117)
                                                       --------        --------
       Total non operating expense/(income) ....          1,119            (510)
                                                       --------        --------
(Loss)/income before income taxes ..............         (9,487)          8,827
(Benefit from)/provision for income taxes ......         (8,428)          2,550
                                                       --------        --------
Net (loss)/income ..............................       $ (1,059)       $  6,277
                                                       ========        ========
Net (loss applicable)/income available to
 holders of common stock .......................       $ (2,878)       $  4,458
                                                       ========        ========
  (Loss)/earnings per common share:
       Basic ...................................       $  (0.05)       $   0.07
                                                       ========        ========
       Diluted .................................       $  (0.05)       $   0.07
                                                       ========        ========
  Weighted average common shares:
       Basic ...................................         59,596          59,908
                                                       ========        ========
       Diluted .................................         60,057          61,459
                                                       ========        ========

     The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2002             2001
                                                              ----             ----
Cash flows from operating activities:
  Net (loss)/ income ...............................      $  (1,059)      $   6,277
  Adjustments to reconcile net (loss)/ income to net
   cash provided by operating activities:
      Depreciation and amortization ................          7,954           8,990
      Amortization of deferred stock-based
      compensation .................................            863             593
      Non-cash portion of restructuring and related
      charges ......................................          9,225            --
      Decrease (increase) in operating assets:
         Trade accounts receivable .................          1,071             436
         Inventories ...............................         (2,048)         (4,313)
         Other assets ..............................         (6,531)          4,252
      Decrease in operating liabilities:
         Accounts payable and accrued expenses .....         (5,158)         (7,867)
         Other liabilities .........................         (3,309)         (3,701)
                                                          ---------       ---------
         Net cash provided by operating activities .          1,008           4,667
                                                          ---------       ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......         (2,346)         (4,706)
  Purchases of intangible assets ...................           (100)           --
  Payment to acquire equity securities .............         (3,000)           --
  Acquisition of business, net of cash acquired ....        (35,809)           --
                                                          ---------       ---------
       Net cash used in investing activities .......        (41,255)         (4,706)
                                                          ---------       ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options ..........             57              37
  Proceeds from employee stock purchase plan .......            393            --
  Net payments on revolving credit facility ........            (37)           --
  Net payments on notes payable of foreign affiliate           (143)           (121)
  Payment of long-term debt ........................        (28,000)           --
                                                          ---------       ---------
         Net cash used in financing activities .....        (27,730)            (84)
                                                          ---------       ---------
Effect of exchange rate changes on cash ............         (1,943)         (3,086)
                                                          ---------       ---------
Net decrease in cash and cash equivalents ..........        (69,920)         (3,209)
Cash and cash equivalents-- beginning of period ....        215,023         200,591
                                                          ---------       ---------
Cash and cash equivalents-- end of period ..........      $ 145,103       $ 197,382
                                                          =========       =========



The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



1 -- BASIS OF PRESENTATION

     The condensed consolidated unaudited financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes for the year ended December 31, 2001, as included in the Company's Annual Report on Form 10-K. These interim financial statements have been prepared in conformity with the rules and regulations of the U.S. Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been included therein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


2 -- NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company adopted this statement as of January 1, 2002. This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment.

    With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. There were no adjustments made to the amortization periods or residual values of other intangible assets. As a result, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS 142. The Company completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss to date in fiscal 2002 in connection with the adoption of SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. There was no financial impact as a result of the adoption. The Company will apply its provisions to future impairments or disposals of long-lived assets as they occur.


3 -- EARNINGS PER SHARE

     SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net (loss applicable)/ income available to holders of common stock, undeclared and unpaid dividends on redeemable preferred stock of $1,819 were deducted from net (loss)/income for each quarter presented.

     Diluted (loss)/earnings per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net (loss applicable)/income available to holders of common stock of the Company. As a result of stock options outstanding under the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three months ended March 31, 2002 and 2001. The weighted-average impact of these has been reflected in the calculation of diluted (loss)/earnings per common share for the respective periods presented.

     The following table reflects the calculation of basic and diluted
(loss)/earnings per common share for the three months ended March 31:

                                                          2002            2001
                                                          ----            ----
Net (loss)/income ................................      $ (1,059)      $  6,277
  Less: Accrued dividends on preferred stock .....        (1,819)        (1,819)
                                                        --------       --------
Net (loss applicable)/income available to holders
of common stock ..................................      $ (2,878)      $  4,458
                                                        ========       ========

Weighted average common shares:
  Basic ..........................................        59,596         59,908
  Effect of stock options ........................           461          1,551
                                                        --------       --------
  Diluted ........................................        60,057         61,459
                                                        ========       ========
(Loss)/earnings per common share:
  Basic ..........................................      $  (0.05)      $   0.07
                                                        ========       ========
  Diluted ........................................      $  (0.05)       $  0.07
                                                        ========        =======


4 -- FEES AND ROYALTY REVENUES

     During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new, proprietary technology platform for the development of new biomaterials. During the first quarter of 2002, the Company recorded $2,638 in research funding revenues from this collaboration.


5 -- INVENTORIES

     Inventories consist of the following:

                                                   MARCH 31,          DECEMBER 31,
                                                     2002                2001
                                                     ----                ----
Raw materials ........................              $ 7,911              $ 7,526
Work-in-progress .....................                8,641                7,454
Finished goods .......................               36,501               33,402
                                                    -------              -------
  Inventories ........................              $53,053              $48,382
                                                    =======              =======


6 --GOODWILL AND OTHER INTANGIBLE ASSETS

     As discussed in Note 2 above, the Company adopted the provisions of SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company no longer amortizes goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company will periodically evaluate its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which will continue to be amortized over a weighted average useful life of 13 years using the straight-line method. These assets are expected to have no residual value once they are fully amortized.

     The following table summarizes the changes in each major class of intangible assets from January 1, 2002 through March 31, 2002:

                                                                   INTANGIBLE ASSETS                  GOODWILL
                                                   -----------------------------------------------   ----------
                                                                        OTHER
                                                                     AMORTIZABLE
                                                     TECHNOLOGY        ASSETS           TOTAL
                                                   ---------------  ---------------  -------------

                Balances, January 1, 2002.......      $ 15,617         $ 51,890      $    67,507      $   19,313
                   Acquired intangible assets...         -                 -                -             10,389
                   Foreign currency translation.         -                 -                -                 (8)
                                                    -----------       ---------     ------------      ----------
                Balances, March 31, 2002........      $ 15,617           51,890           67,507      $   29,694
                                                    ===========       =========     ============      ==========
                Less:  Accumulated
                    amortization................                         30,475           30,475
                                                                       --------      -----------
                   Intangible assets, net.......                       $ 21,415      $    37,032
                                                                       ========      ===========

     In conjunction with the acquisition discussed in Note 10, the Company acquired certain intangible assets during the three months ended March 31, 2002. The Company is currently in the process of segregating these intangible assets among the major classes. As such, the estimated value of these intangible assets has been included in goodwill as of March 31, 2002 and will be reclassified among the major classes once the Company completes its allocation of the purchase price.

     The following table reflects the comparative net (loss)/income and
(loss)/earnings per common share as though the provisions of SFAS No. 142 were in effect for the three months ended March 31, 2001 and three months ended March 31, 2002:


                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ---------          ---------
Net (loss)/income as reported .............         $  (2,878)         $   4,458
Add back amortization:
  Goodwill ($0 and $288 pre-tax) ..........              --                  179
  Technology ($0 and $838 pre-tax) ........              --                  519
                                                    ---------          ---------
Net (loss)/income as adjusted .............         $  (2,878)         $   5,156
                                                    =========          =========

Basic (loss)/earnings per share:
   As reported ............................         $   (0.05)         $    0.07
   Amortization ...........................              --                 0.01
                                                    ---------          ---------
   As adjusted ............................         $   (0.05)         $    0.08
                                                    =========          =========

Diluted (loss)/earnings per share:
   As reported ............................         $   (0.05)         $    0.07
   Amortization ...........................              --                 0.01
                                                    ---------          ---------
   As adjusted ............................         $   (0.05)         $    0.08
                                                    =========          =========


     Estimated fiscal year amortization expense is as follows:

                       2002......................$5,200
                       2003.......................5,200
                       2004.......................4,500
                       2005.......................4,500
                       2006.......................4,500

7 --STOCKHOLDERS' EQUITY

     Accumulated other comprehensive loss consists of the following:

                                       FOREIGN        MARKETABLE       ACCUMULATED
                                      CURRENCY        SECURITIES         OTHER
                                     TRANSLATION      VALUATION       COMPREHENSIVE
                                      ADJUSTMENT      ADJUSTMENT          LOSS
                                       --------        --------        --------
Balances, December 31, 2001 ....       $(62,599)       $   (639)       $(63,238)
  Current period change ........         (9,565)           (331)         (9,896)
                                       --------        --------        --------
Balances, March 31, 2002 .......       $(72,164)       $   (970)       $(73,134)
                                       ========        ========        ========


     The change in the marketable securities valuation adjustment for the three months ended March 31, 2002, of $331, ($522 pre-tax) relates to unrealized holding losses on the Company's available-for-sale securities.


8 -- INCOME TAXES

     The effective income tax rate for the three months ended March 31, 2002 was an 89% tax benefit, compared to a 29% tax expense for the three months ended March 31, 2001. The effective rate for the three months ended March 31, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect the Company's estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. The entire tax benefit related to these restructuring and related charges of approximately $6,000 was recorded in the first quarter of 2002. During the three months ended March 31, 2002 and 2001 the Company was subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


9 -- COLLABORATIVE AGREEMENTS

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

10 -- ACQUISITION

     During February 2002, the Company acquired Enzyme Bio-Systems Ltd. (EBS) from Corn Products International, Inc. for a total cash purchase price of $35,809 and the assumption of $974 in debt. As part of this transaction, the Company entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with the Company's results of operations since the acquisition date. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed during the quarter ended June 30, 2002. According to the Company's preliminary allocation of the purchase price, the net assets acquired consist of the following as of February 2002:

           Working capital.................................$      4,100
           Property, plant and equipment...................      22,000
           Intangible assets...............................      10,400
           Long-term liabilities...........................        (691)
                                                           ------------
                                                           $     35,809
                                                           ============

    Included in working capital acquired is a provision to restructure the entity of approximately $1,000, which primarily consists of the employee-related costs to eliminate approximately 22 positions. All affected employees were notified immediately of the restructuring plan. As of March 31, 2002, costs totaling $985 had been charged to this restructuring provision.


11 -- RESTRUCTURING AND RELATED CHARGES

    During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. Approximately 122 positions will be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of March 31, 2002, 62 employees had terminated their employment with the Company.

    As a result of the plan, restructuring and related charges of $16,294 were recorded in the Company's operating earnings in the three months ended March 31, 2002. These charges were primarily driven by employee severance and related costs of approximately $3,762, costs to dismantle portions of the restructured facilities of $1,000, costs to terminate long-term utility agreements of $300, other costs totaling $400, and $9,225 for property, plant and equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believes there is no active market in which to sell the specific assets. The Company expects full implementation to be completed in the fourth quarter of 2002. In addition, the Company recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and EBS, of $1,607 as incurred during the three months ended March 31, 2002. At March 31, 2002, the Company had a remaining liability of $5,183 related to this restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our 2001 Annual Report on Form 10-K, and the condensed consolidated unaudited financial statements and related notes included elsewhere in this report.


OVERVIEW

    We are a diversified biotechnology company that develops and delivers products and/or services to the industrial, consumer, agri-processing and health care markets. Our current revenues result primarily from the sale of enzyme products to the cleaning, grain processing and textile industries, with the remainder from research funding and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agri-processing, industrial and consumer markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

    We manufacture our products through our nine manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. For the year ended December 31, 2001, we derived approximately 50% of our revenues from our foreign operations. For the three months ended March 31, 2002, we derived approximately 50% of our revenues from our foreign operations.


NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." We adopted this statement as of January 1, 2002. This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment. This statement may result in reclassifications in our financial statements of pre-existing intangible assets.

    With the adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. Also, there were no adjustments made to the amortization periods or residual values of other intangible assets. As a result, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS 142. We completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and have determined that no potential impairment exists. As a result, we recognized no transitional impairment loss to date in fiscal 2002 in connection with the adoption of SFAS No. 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002. There was no financial impact as a result of the adoption. We will apply its provisions to future impairments or disposals of long-lived assets as they occur.


SUMMARY OF RESULTS

    For the three months ended March 31, 2002, we reported a net loss applicable to common stockholders of $2.9 million, or a loss of $0.05 per diluted share, compared to net income available to common stockholders of $4.5 million, or $0.07 per diluted share for the three months ended March 31, 2001. During the three months ended March 31, 2002, we recorded restructuring and related charges of $16.3 million. Before these charges, we would have reported net income available to common stockholders of $7.4 million, or $0.12 per diluted share.


RECENT DEVELOPMENTS

     During January 2002, we entered into a two-year extendable collaboration agreement with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. Under the agreement, we received worldwide licenses to certain proprietary technologies as well as exclusive commercialization rights to any products developed through the agreement. This collaboration required us to pay an up front license fee as well as annual royalties. The agreement also requires certain research and development funding and has potential for additional milestone payments and royalties on future product sales.

     Also during January 2002, we formed a strategic alliance with Seattle Genetics, Inc., to jointly discover and develop a class of cancer therapeutics. Under terms of the alliance, the companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products. We made an equity investment in Seattle Genetics of $3.0 million and agreed to pay certain fees and milestone payments. Seattle Genetics has also agreed to make certain milestone payments to us.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 and 2001

    Revenues. Total revenues for the three-month period ended March 31, 2002 increased $3.1 million, or 4%, to $80.8 million from the three-month period ended March 31, 2001, primarily due to an increase in fees and royalty revenues.

    Product Revenues. Product revenues for the three months ended March 31, 2002 increased $0.2 million to $75.5 million from the three months ended March 31, 2001. Excluding the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro, product revenues for the three months ended March 31, 2002 would have increased by approximately 4%, to $78.0 million. For the three months ended March 31, 2002, unit volume/mix grew 7%, while average prices fell 3%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales volume with our grain processing customers.

    Regionally, North American product revenues for the three months ended March 31, 2002 increased $0.2 million, or 1%, to $36.2 million from the three months ended March 31, 2001, driven primarily by sales to our grain processing customers, partially offset by decreased sales to cleaning and fabric care customers. Product revenues in Europe, Africa and the Middle East for the three months ended March 31, 2002 increased $1.3 million, or 5%, to $27.8 million from the three months ended March 31, 2001, driven primarily by increased sales to cleaning and fabric care customers. Our product revenues in Latin America for the three months ended March 31, 2002 declined $1.7 million, or 40%, to $2.6 million from the three months ended March 31, 2001, primarily due to decreased sales to our cleaning and fabric care customers and grain processing customers. Product revenues in the Asia Pacific region increased $0.5 million, or 6%, to $8.9 million for three months ended March 31, 2002 from the three months ended March 31, 2001 due mainly to increased sales to our grain processing customers.

    Fees and Royalty Revenues. Fees and royalty revenues increased $2.8 million to $5.3 million for the three months ended March 31, 2002 from the three months ended March 31, 2001, due primarily to an increase in customer funded research.

    Funded research revenues for the three months ended March 31, 2002 increased $2.6 million, to $4.8 million from the three months ended March 31, 2001. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations increased $0.1 million, or 13%, to $0.9 million for the three months ended March 31, 2002 from the three months ended March 31, 2001 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $2.5 million, to $3.9 million for the three months ended March 31, 2002 from the three months ended March 31, 2001, primarily driven by funding from a strategic alliance we entered into with the Dow Corning Corporation during the fourth quarter of 2001.

    Royalties increased $0.1 million, or 33%, to $0.4 million for the three months ended March 31, 2002 from the three months ended March 31, 2001, due primarily to an additional customer that pays royalties to us based on the sales of its products that are produced using our technology.

Operating Expenses

    Cost of Products Sold. Cost of products sold increased $1.2 million, or 3%, to $42.1 million for the three months ended March 31, 2002 from the three months ended March 31, 2001. Our expanded sales volume/mix increased costs $2.3 million along with the sale of higher cost inventories of $1.6 million, partially offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $2.7 million.

    Gross Profit and Margins from Products Sold. Gross profit from products sold decreased $1.0 million, or 3%, to $33.4 million for the three months ended March 31, 2002 from the three months ended March 31, 2001. This overall decrease was caused by significant product revenue related factors including a 7% increase in volume/mix processed through our plants, partially offset by an average price decline of 3%. This net decrease in gross profit was also affected by a $0.2 million decrease due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors, gross margin on product revenue decreased to 44.2% for the three months ended March 31, 2002 from 45.7% for the three months ended March 31, 2001.

    Research and Development. Research and development expenses primarily consist of the personnel related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $2.7 million, or 21%, to $15.6 million for the three months ended March 31, 2002 from the three months ended March 31, 2001, as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $1.9 million to $3.8 million for the three months ended March 31, 2002 from the three months ended March 31, 2001.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel related and marketing costs incurred by our global sales force. These expenses increased $1.2 million, or 20%, to $7.1 million for the three months ended March 31, 2002 from the three months ended March 31, 2001, due primarily to increased personnel related costs, including salaries, benefits, commissions and travel expenses of $0.5 million, incentive compensation of $0.6 million and employee programs of $0.4 million, partially offset by decreases in outside services of $0.2 million.

    General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $1.5 million, or 23%, to $8.0 million for the three months ended March 31, 2002 from the three months ended March 31, 2001, due primarily to increased outside services of $1.1 million, personnel related costs, including salaries, benefits and travel expenses of $0.2 million and advertising and promotions costs of approximately $0.1 million.

    Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses and other contractual agreements, on a straight-line basis over their estimated useful lives. Amortization expense decreased $1.1 million, or 46%, to $1.3 million for the three months ended March 31, 2002 from the three months ended March 31, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

    Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the three months ended March 31, 2002 was $1.3 million, as compared with other expense of $0.8 million for the three months ended March 31, 2001. This $2.1 million increase in income was due mainly to an increase in Argentine peso-driven foreign currency transaction gains during the three months ended March 31, 2002.

    Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the three months ended March 31, 2002 was $0.9 million and for the three months ended March 31, 2001 was $0.6 million.

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

    In total, amortization of deferred stock-based compensation expense was $0.9 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):


                                                                2002        2001
                                                                ----        ----
Cost of products sold ..................................        $0.1        $0.0
Research and development ...............................         0.2         0.2
Sales, marketing and business development ..............         0.4         0.2
General and administrative .............................         0.2         0.2
                                                                ----        ----
Total amortization of deferred compensation expense ....        $0.9        $0.6
                                                                ====        ====


Non Operating Expense and Income

    Interest Income. Interest income decreased $1.7 million, or 55%, to $1.4 million for the three months ended March 31, 2002 from the three months ended March 31, 2001 due mainly to the reduction of our cash balances, discussed below under the heading "Liquidity and Capital Resources."

    Income Taxes. The effective income tax rate for the three months ended March 31, 2002 was an 89% tax benefit, compared to a 29% tax expense for the three months ended March 31, 2001. The effective rate for the three months ended March 31, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. The entire tax benefit related to these restructuring and related charges of approximately $6.0 million was recorded in the first quarter of 2002. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


ACQUISITION

    During February 2002, we acquired Enzyme Bio-Systems Ltd. (EBS) from Corn Products International, Inc. for a total cash purchase price of $35.8 million and the assumption of $1.0 million in debt. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with our results of operations since the acquisition date. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed during the quarter ended June 30, 2002. According to our preliminary allocation of the purchase price, the net assets acquired consist of the following as of February 2002 (in millions):

Working capital ...........................................               $ 4.1
Property, plant and equipment .............................                22.0
Intangible assets .........................................                10.4
Long-term liabilities .....................................                (0.7)
                                                                          -----
                                                                          $35.8
                                                                          =====

    Included in working capital acquired is a provision to restructure the entity of approximately $1.0 million, which primarily consists of the employee-related costs to eliminate approximately 22 positions. All affected employees were notified immediately of the restructuring plan. As of March 31, 2002, costs totaling $1.0 million had been charged to this restructuring provision.

RESTRUCTURING AND RELATED CHARGES

    During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. Approximately 122 positions will be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of March 31, 2002, 62 employees had terminated their employment with us.

    As a result of the plan, restructuring and related charges of $16.3 million were recorded in our operating earnings in the three months ended March 31, 2002. These charges were primarily driven by employee severance and related costs of approximately $3.8 million, costs to dismantle portions of the restructured facilities of $1.0 million, costs to terminate long-term utility agreements of $0.3 million, other costs totaling $0.4 million, and $9.2 million for property, plant and equipment that was deemed impaired as it would no longer be utilized by us after the restructuring. The impairment charge was determined based on remaining book value, as we believe there is no active market in which to sell the specific assets. We expect full implementation to be completed in the fourth quarter of 2002. In addition, we recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and EBS, of $1.6 million as incurred during the three months ended March 31, 2002. At March 31, 2002, we had a remaining liability of $5.2 million related to this restructuring.


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

    We believe that our current cash and cash equivalent balances plus funds to be provided from our current year operating activities together with those available under our lines of credit will satisfy our funding needs over the next twelve months. Factors that could negatively impact our cash position include, but are not limited to, future levels of product, fees and royalty revenues, expense levels, capital expenditures, acquisitions, and foreign currency exchange rate fluctuations.

    As of March 31, 2002, cash and cash equivalents totaled $145.1 million. The funds were invested in short-term instruments, including A1-P1 rated commercial paper, master notes, U.S. treasury bills, institutional money market funds, auction rate preferred securities and bank deposits.

    Cash provided by operations was $1.0 million and $4.7 million for the three months ended March 31, 2002 and 2001, respectively. The decrease of $3.7 million in 2002 from 2001 was generated principally by operating losses, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

    Cash used by investing activities was $41.3 million and $4.7 million for the three months ended March 31, 2002 and 2001, respectively. This increase of $36.6 million was driven primarily by the EBS acquisition of $35.8 million and the equity investment in Seattle Genetics, Inc. of $3.0 million during the three months ended March 31, 2002. Capital expenditures for the first quarter were $2.3 million in 2002 compared with $4.7 million in 2001. A significant portion of the capital spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

    Cash used by financing activities was $27.7 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively. This difference of $27.6 million was primarily driven by the 2002 payment made on our long-term debt of $28.0 million. No dividends were paid to common stockholders during the three months ended March 31, 2002 and 2001. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

    As of March 31, 2002, we had a $60.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to us $40.0 million of committed borrowings pursuant to a credit agreement that expires on January 31, 2004, and $20.0 million of committed borrowings pursuant to a 364-day credit agreement that expires on January 30, 2003. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the $40.0 million agreement and 0.30% under the $20.0 million agreement. As of April 30, 2002, there were no borrowings under either facility.

    Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $112.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.


MARKET RISK

     Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 50% of our revenues for the three months ended March 31, 2002 and 2001. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. At March 31, 2002, there were no forward contracts or option contracts outstanding. There were no material foreign currency gains in connection with these types of contracts recorded in the statement of operations for the three months ended March 31, 2002.

       As of March 31, 2002, cash and cash equivalents totaled $145.1 million. Of this amount, $58.7 million was denominated in Euros. The remainder, or $86.4 million, was primarily denominated in U.S. dollars. Other than the first installment of $28.0 million paid in March 30, 2002 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources" in this Report, short-term debt outstanding at March 31, 2002 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. dollars.

Interest Rates

    Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt, the $112.0 million 6.82% senior notes outstanding at March 31, 2002, which mature evenly in installments of $28.0 million per year commencing March 30, 2003.

    On January 31, 2002, we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on a $28.0 million notional amount of our long-term indebtedness. The contract will mature on March 30, 2004. The net gain or loss on the ineffective portion of the interest rate swap contract was not material as of March 31, 2002. On May 14, 2002 we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on an additional $28.0 million notional amount of our long-term indebtedness. The contract will mature on March 30, 2004. These contracts together, effectively converted 50% of our fixed rate debt to floating rate debt. Both financial instruments are entered with major, creditworthy banks and thus are not considered to be subject to significant counter-party credit risk.


Foreign Currency Exposure

       We conduct business throughout the world. During the three month period ended March 31, 2002, we derived approximately 50% of our revenues from foreign operations, and these foreign operations generated income that offset our net losses during the same three-month period. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro and the Argentine peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

      Our manufacturing and administrative operations for Latin America are located in Argentina. During 2001, severe economic conditions, which have lasted for several years, resulted in a year-end devaluation of the Argentine Peso. As a result, our subsidiary, which has an Argentine Peso functional currency, reported lower U.S. dollar net assets due to the translation impact resulting from the devaluation. Due to the fact that a significant part of our Latin American revenues were denominated in U.S. dollars, our statement of operations reflected a $1.8 million foreign currency gain from the remeasurement of related accounts receivable as of March 31, 2002.

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

     Our largest selling family of products, protein degrading enzymes, or proteases, accounted for approximately 57% of our 2001 revenues. If the demand for proteases decreases or alternative proteases render our products noncompetitive, our revenues could significantly decline.

     In addition, our five largest customers collectively accounted for over 57% of our 2001 product revenues with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2001 were Benckiser N.V., Cargill, Incorporated, the FinnFeeds Division of Danisco A/ S, The Procter & Gamble Company, and Unilever N.V. Any one of these customers may reduce their level of business with us. Should any of our largest customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

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

     Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology industry. In the ordinary course of business, we periodically receive notices of potential infringement of patents held by others and patent applications that may mature to patents held by others. The impact of such claims of potential infringement, as may from time to time become known to the Company, are difficult to assess. In the event of an intellectual property dispute, we may become involved in litigation. Intellectual property litigation can be expensive and may divert management's time and resources away from our operations. The outcome of any such litigation is inherently uncertain. Even if we are successful, the litigation can be costly in terms of dollars spent and the diversion of management time.

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

     Product revenues denominated in Euros accounted for approximately 21% of total product revenues for 2001, and the fluctuations in the currency exchange rate against the U.S. dollar can have a significant impact on our reported product revenues.

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

IF WE ARE SUBJECT TO COSTLY ENVIRONMENTAL LIABILITY DUE TO THE USE OF HAZARDOUS MATERIALS IN OUR BUSINESS, OUR PROFITS COULD DECLINE.

Our research and development processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Our operations also generate hazardous waste. We cannot eliminate entirely the risk of contamination or the discharge of hazardous materials and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Third parties may sue us for any injury or contamination that results from our use or the third party's use of these materials. Any accident could partially or completely shut down our research and manufacturing facilities and operations. In addition, if we are required to comply with any additional applicable environmental laws and regulations, we may incur additional costs, and any such current or future environmental regulations may impair our research, development or production efforts.

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

    At the time we acquired Enzyme Bio-Systems Ltd. (EBS) in February 2002, EBS was a defendant in a patent infringement claim filed by Novozymes A/S on or about December 4, 2001 in U.S. District Court for the State of Delaware (Civil Action No. 01-804). Genencor International, Inc. is not a party in this action. The former owner of EBS prosecuted a defense with respect to this preexisting claim. This matter has been settled, and the settlement had no material impact on us.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    During the third quarter of 2000, the Company completed an initial public offering of 8,050,000 shares of common stock at $18.00 per share. The Company's Registration Statement on Form S-1 (Registration No. 333-36452) was effective as of July 27, 2000 and included 7,000,000 shares of common stock issued July 28, 2001 in the initial offering and 1,050,000 shares of common stock issued August 25, 2000 pursuant to the underwriters' exercise of the over-allotment option. The combined net proceeds from the initial offering and the over-allotment option exercise were approximately $132.7 million. The Company has used and expects to continue using the net proceeds from the offering for research and development activities, capital expenditures, financing possible acquisitions, working capital and other general corporate purposes.


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



                                   GENENCOR INTERNATIONAL, INC.



May 15, 2002                       By: /s/ Raymond J. Land
-------------------------------    ------------------------------------------
Date
                                   Raymond J. Land
                                   Senior Vice President and Chief Financial
                                   Officer





May 15, 2002                       By: /s/ Darryl L. Canfield
-------------------------------    ------------------------------------------
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

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITIES HOLDERS, INCLUDING
         INDENTURES

         4.1 Exhibit 3.1 to this Report is incorporated herein by reference.
         4.2 Exhibit 3.2 to this Report is incorporated herein by reference.
         4.3 Form of Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
         4.4 Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein, dated March 28, 1996 is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.
         4.5 $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
         4.6 $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
         4.7 Amendment No. 1 dated as of April 20, 2001 to the $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
         4.8 Amendment No. 1 dated as of April 20, 2001 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
         4.9 Amendment No. 2 dated as of January 31, 2002 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
         4.10 Letter Agreement dated as of January 31, 2002 among JP Morgan Chase Bank, ABN AMRO Bank, NV, the Bank of New York, Credit Suisse First Boston and the Company regarding Credit Agreements dated as of January 31, 2001 and Acquisition of Enzyme Bio-Systems is incorporated herein by reference to
                  Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(10)      MATERIAL CONTRACTS

         *+10.1 Enzyme Supply Agreement between the Company and Corn Products International, Inc., dated February 5, 2002.

(11)      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                        Not included as a separate exhibit as computation can be determined from Note 3 to the financial statements included in this Report under Item 1.

(15)           LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION
                        Not applicable.
(18)           LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                        Not applicable.
(19)           REPORT FURNISHED TO SECURITY HOLDERS
                        Not applicable.
(22)           PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF
               SECURITY HOLDERS
                        Not applicable.
(23)           CONSENTS OF EXPERTS AND COUNSEL
                        Not applicable.
(24)           POWER OF ATTORNEY
                        Not applicable.
(99)           ADDITIONAL EXHIBITS
                        Not applicable.


-------------------------
*              Exhibits filed with this Report.
+ Confidential Treatment requested as to certain information which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.