Form 10-Q
period 2002-06-30
GENENCOR INTERNATIONAL INC
filed 2002-08-14
CIK 1113099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
                                 YES [X] NO [ ]

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    CLASS                                                     NUMBER OF SHARES OUTSTANDING AT JULY 31, 2002
    COMMON STOCK, PAR VALUE $0.01 PER SHARE                                 59,780,133

                                TABLE OF CONTENTS

                                                                                                                       PAGE
PART I.   FINANCIAL INFORMATION
    Item 1. Financial Statements....................................................................................
              Condensed Consolidated Unaudited Balance Sheets as of June 30, 2002 and December 31, 2001.............     4
              Condensed Consolidated Unaudited Statements of Operations for the three and six months
                 ended June 30, 2002 and 2001 ......................................................................     5
              Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001............................................................................     6
              Notes to Condensed Consolidated Unaudited Financial Statements........................................     7
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................    13
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................    25

PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings......................................................................................    26
    Item 2.  Changes in Securities and Use of Proceeds..............................................................    26
    Item 3.  Defaults Upon Senior Securities........................................................................    26
    Item 4.  Submission of Matters to a Vote of Security Holders....................................................    26
    Item 5.  Other Information......................................................................................    27
    Item 6.  Exhibits and Reports on Form 8-K.......................................................................    27

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

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2002            2001
                                                                                   ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents .................................................      $ 160,115       $ 215,023
  Trade accounts receivable, net ............................................         53,861          47,577
  Inventories ...............................................................         57,565          48,382
  Other current assets ......................................................         30,698          23,491
                                                                                   ---------       ---------
       Total current assets .................................................        302,239         334,473
Property, plant and equipment, net ..........................................        213,897         207,199
Goodwill ....................................................................         29,881          19,313
Intangible assets, net ......................................................         37,129          37,832
Other assets ................................................................         55,207          50,181
                                                                                   ---------       ---------
       Total assets .........................................................      $ 638,353       $ 648,998
                                                                                   =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .............................................................      $   8,427       $   8,512
  Current maturities of long-term debt ......................................         28,290          28,000
  Accounts payable and accrued expenses .....................................         47,547          47,908
  Other current liabilities .................................................         12,222          16,542
                                                                                   ---------       ---------
       Total current liabilities ............................................         96,486         100,962
Long-term debt ..............................................................         85,072         112,419
Other long-term liabilities .................................................         33,751          27,386
                                                                                   ---------       ---------
       Total liabilities ....................................................        215,309         240,767
                                                                                   ---------       ---------
Redeemable preferred stock:
  7 -1/2% cumulative series A preferred stock, without par value, authorized
     1 shares, 1 shares issued and outstanding ..............................        166,113         162,475
                                                                                   ---------       ---------
Stockholders' equity:
  Common stock, par value $0.01 per share, 200,000 shares authorized, 60,038 and 59,941 shares issued at June 30, 2002 and
     December 31, 2001, respectively ........................................            600             599
  Additional paid-in capital ................................................        347,038         345,655
  Treasury stock, at cost, 350 shares .......................................         (5,630)         (5,630)
  Deferred stock-based compensation .........................................         (2,181)         (3,517)
  Notes receivable for common stock .........................................        (14,647)        (14,647)
  Accumulated deficit .......................................................        (13,380)        (13,466)
  Accumulated other comprehensive loss ......................................        (54,869)        (63,238)
                                                                                   ---------       ---------
       Total stockholders' equity ...........................................        256,931         245,756
                                                                                   ---------       ---------
       Total liabilities, redeemable preferred stock and stockholders' equity      $ 638,353       $ 648,998
                                                                                   =========       =========

          The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                         ---------                       ---------
                                                    2002            2001            2002            2001
                                                  ---------       ---------       ---------       ---------
Revenues:
  Product revenue ..........................      $  85,470       $  78,514       $ 161,018       $ 153,782
  Fees and royalty revenues ................          5,162           2,835          10,424           5,290
                                                  ---------       ---------       ---------       ---------
       Total revenues ......................         90,632          81,349         171,442         159,072
Operating expenses:
  Cost of products sold ....................         46,096          43,527          88,214          84,425
  Research and development .................         17,310          15,075          32,942          27,999
  Sales, marketing and business development.          8,566           7,832          15,708          13,689
  General and administrative ...............          8,264           7,340          16,296          13,822
  Amortization of intangible assets ........          1,327           2,293           2,634           4,690
  Restructuring and related charges ........             85              --          16,379              --
  Other (income)/expense ...................         (2,110)           (152)         (3,457)            696
                                                  ---------       ---------       ---------       ---------
       Total operating expenses ............         79,538          75,915         168,716         145,321
                                                  ---------       ---------       ---------       ---------
Operating income ...........................         11,094           5,434           2,726          13,751
Non operating expenses/(income):
  Interest expense .........................          2,044           2,611           4,564           5,218
  Interest income ..........................         (1,311)         (2,578)         (2,712)         (5,695)
                                                  ---------       ---------       ---------       ---------
       Total non operating expenses/(income)            733              33           1,852            (477)
                                                  ---------       ---------       ---------       ---------
Income before income taxes .................         10,361           5,401             874          14,228
Provision for/(benefit from) income taxes ..          5,578           1,292          (2,850)          3,842
                                                  ---------       ---------       ---------       ---------
Net income .................................      $   4,783       $   4,109       $   3,724       $  10,386
                                                  =========       =========       =========       =========
Net income available to holders of common
 stock .....................................      $   2,964       $   2,290       $      86       $   6,748
                                                  =========       =========       =========       =========
  Earnings per common share:
       Basic ...............................      $    0.05       $    0.04       $    0.00       $    0.11
                                                  =========       =========       =========       =========
       Diluted .............................      $    0.05       $    0.04       $    0.00       $    0.11
                                                  =========       =========       =========       =========
  Weighted average common shares:
       Basic ...............................         59,679          59,913          59,668          59,913
                                                  =========       =========       =========       =========
       Diluted .............................         60,147          60,938          60,132          61,248
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                         -------
                                                                    2002            2001
                                                                 ---------       ---------
Cash flows from operating activities:
  Net income ..............................................      $   3,724       $  10,386
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .......................         16,195          17,541
      Amortization of deferred stock-based compensation....          1,567           1,425
      Loss on disposition of property, plant
       and equipment ......................................            362              --
      Non-cash portion of restructuring and related charges          9,225              --
     (Increase) decrease in operating assets:
         Trade accounts receivable ........................         (3,401)         (3,163)
         Inventories ......................................         (3,897)         (4,676)
         Other assets .....................................         (6,463)          2,194
     (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses ............         (6,189)        (11,458)
         Other liabilities ................................           (936)          1,299
                                                                 ---------       ---------
         Net cash provided by operating activities ........         10,187          13,548
                                                                 ---------       ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment ..............         (5,852)         (8,672)
  Purchase of intangible assets ...........................           (100)             --
  Payment to acquire equity securities ....................         (3,000)             --
  Acquisition of business, net of cash acquired ...........        (35,809)             --
                                                                 ---------       ---------
        Net cash used in investing activities .............        (44,761)         (8,672)
                                                                 ---------       ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options .................            349             135
  Proceeds from employee stock purchase plan ..............            795              --
  Net payments on revolving credit facility ...............            (78)             --
  Net payments on notes payable of foreign affiliate ......            (82)           (121)
  Payment of long-term debt ...............................        (28,000)             --
                                                                 ---------       ---------
       Net cash (used in) provided by financing activities         (27,016)             14
                                                                 ---------       ---------
Effect of exchange rate changes on cash ...................          6,682          (4,526)
                                                                 ---------       ---------
Net (decrease) increase in cash and cash
  equivalents .............................................        (54,908)            364
Cash and cash equivalents -- beginning of period ..........        215,023         200,591
                                                                 ---------       ---------
Cash and cash equivalents -- end of period ................      $ 160,115       $ 200,955
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


2 -- NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Company adopted this statement as of January 1, 2002. This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment.

      With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. There were no adjustments made to the amortization periods or residual values of other intangible assets. As a result, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS No. 142. The Company completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss to date in fiscal 2002 in connection with the adoption of SFAS No. 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. There was no financial impact as a result of the adoption. The Company will apply its provisions to future impairments or disposals of long-lived assets as they occur.


      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or its results of operations.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.


3 -- EARNINGS PER SHARE

      SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to common stockholders, undeclared and unpaid dividends on redeemable preferred stock of $1,819 and $3,638 were deducted from net income for each quarter presented and for each six-month period presented, respectively.

      Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to common stockholders of the Company. As a result of stock options outstanding under the Company's 2002 Omnibus Incentive Plan, successor to the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and six months ended June 30, 2002 and 2001. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.

      The following table reflects the calculation of basic and diluted earnings per common share:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                                    --------                     --------
                                              2002           2001          2002           2001
                                            --------       --------       --------       --------

Net income ...........................      $  4,783       $  4,109       $  3,724       $ 10,386
  Less: Accrued dividends on preferred
  stock ..............................        (1,819)        (1,819)        (3,638)        (3,638)
                                            --------       --------       --------       --------
Net income available to holders of
   common stock ......................      $  2,964       $  2,290       $     86       $  6,748
                                            ========       ========       ========       ========

Weighted average common shares:
  Basic ..............................        59,679         59,913         59,668         59,913
  Effect of stock options ............           468          1,025            464          1,335
                                            --------       --------       --------       --------
  Diluted ............................        60,147         60,938         60,132         61,248
                                            ========       ========       ========       ========
Earnings per common share:
  Basic ..............................      $   0.05       $   0.04       $   0.00       $   0.11
                                            ========       ========       ========       ========
  Diluted ............................      $   0.05       $   0.04       $   0.00       $   0.11
                                            ========       ========       ========       ========

4 -- FEES AND ROYALTY REVENUES

      During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new, proprietary technology platform for the development of new biomaterials. During the first six months of 2002, the Company recorded $5,086 in research funding revenues from this collaboration.

5 -- INVENTORIES

      Inventories consist of the following:

                                                            JUNE 30,            DECEMBER 31,
                                                             2002                  2001
                                                           -------                -------
                           Raw materials .............     $ 7,938                $ 7,526
                           Work-in-progress ..........      11,497                  7,454
                           Finished goods ............      38,130                 33,402
                                                           -------                -------
                             Inventories .............     $57,565                $48,382
                                                           =======                =======



6  -- GOODWILL AND OTHER INTANGIBLE ASSETS

      As discussed in Note 2 above, the Company adopted the provisions of SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company no longer amortizes goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company will periodically evaluate its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which will continue to be amortized using the straight-line method.


      The following table summarizes the changes in each major class of intangible assets from January 1, 2002 through June 30, 2002:

                                                           INTANGIBLE ASSETS              GOODWILL
                                              --------------------------------------      --------
                                                               OTHER
                                                            AMORTIZABLE
                                            TECHNOLOGY         ASSETS         TOTAL
                                            ----------         ------         -----

   Balances, January 1, 2002.............     $15,617         $51,890        $67,507      $19,313
     Acquired intangible assets..........           -               -              -       10,389
     Foreign currency translation
       and other adjustments.............           -           2,077          2,077          179
                                              -------         --------      --------      -------
   Balances: June 30, 2002...............      15,617          53,967         69,584      $29,881
                                                                                          =======
   Less:  Accumulated
       amortization......................           -          32,455         32,455
                                              -------         --------      --------
     Intangible assets, net..............     $15,617         $21,512        $37,129
                                              =======         ========      ========

      In conjunction with the acquisition discussed in Note 10, the Company acquired certain intangible assets during the six months ended June 30, 2002. The Company is currently in the process of segregating these intangible assets among the major classes. As such, the estimated value of these intangible assets has been included in goodwill as of June 30, 2002 and will be reclassified among the major classes once the Company completes its allocation of the purchase price.

      The following table reflects the comparative net income and earnings per common share as though the provisions of SFAS No. 142 were in effect for the three and six months ended June 30, 2002 and 2001:

                                                      FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                          ENDED JUNE 30,               ENDED JUNE 30,
                                                    ------------------------      ---------------------
                                                        2002          2001          2002         2001
                                                    ---------      ---------      ------      ---------
        Net income as reported ...............      $   2,964      $   2,290      $   86      $   6,748
        Add back amortization:
          Goodwill ($421 and $709 pre-tax) ...             --            261          --            440
          Technology ($581 and $1,419 pre-tax)             --            360          --            879
                                                    ---------      ---------      ------      ---------
        Net income as adjusted ...............      $   2,964      $   2,911      $   86      $   8,067
                                                    =========      =========      ======      =========

        Basic earnings per share:
           As reported .......................      $    0.05      $    0.04      $ 0.00      $    0.11
           Amortization ......................             --           0.01          --           0.02
                                                    ---------      ---------      ------      ---------
           As adjusted .......................      $    0.05      $    0.05      $ 0.00      $    0.13
                                                    =========      =========      ======      =========

        Diluted earnings per share:
           As reported .......................      $    0.05      $    0.04      $ 0.00      $    0.11
           Amortization ......................             --           0.01          --           0.02
                                                    ---------      ---------      ------      ---------

           As adjusted .......................      $    0.05      $    0.05      $ 0.00      $    0.13
                                                    =========      =========      ======      =========



      Estimated fiscal year amortization expense is as follows:

                   2002 ..........................   $5,200
                   2003 ..........................    4,400
                   2004 ..........................    2,800
                   2005 ..........................    2,300
                   2006 ..........................    2,300


7 -- STOCKHOLDERS' EQUITY

      Accumulated other comprehensive loss consists of the following:

                                                         FOREIGN                   MARKETABLE               ACCUMULATED
                                                        CURRENCY                   SECURITIES                  OTHER
                                                       TRANSLATION                  VALUATION              COMPREHENSIVE
                                                       ADJUSTMENT                  ADJUSTMENT                  LOSS
                                                       ----------                  ----------                  ----
           Balances, December 31, 2001................  $(62,599)                  $   (639)                  $(63,238)
             Current period change....................     9,468                     (1,099)                     8,369
                                                        --------                   --------                   --------
           Balances, June 30, 2002....................  $(53,131)                  $ (1,738)                  $(54,869)
                                                        ========                   ========                   ========

      The change in the marketable securities valuation adjustment for the six months ended June 30, 2002 of $1,099 ($1,741 pre-tax) relates to unrealized holding losses on the Company's available-for-sale securities.


8 -- INCOME TAXES

      The effective income tax rate for the six months ended June 30, 2002 was a 326% tax benefit, compared to a 27% tax expense for the six months ended June 30, 2001. The effective rate for the six months ended June 30, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions.

Factors that affect the Company's estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. The tax benefit related to these restructuring and related charges is approximately $6,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002 and 2001, the Company was subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


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


10 -- ACQUISITION

      During February 2002, the Company acquired Enzyme Bio-Systems Ltd. (EBS), now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35,809 and the assumption of $974 in debt. As part of this transaction, the Company entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with the Company's results of operations since the acquisition date. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed during the quarter ended September 30, 2002. According to the Company's preliminary allocation of the purchase price, the net assets acquired consist of the following as of February 2002:

                Working capital .......................     $  4,100
                Property, plant and equipment .........       22,000
                Intangible assets .....................       10,400
                Long-term liabilities .................         (691)
                                                            --------
                                                            $ 35,809
                                                            ========

     Included in working capital acquired is a provision to restructure the entity of approximately $1,000, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of June 30, 2002, costs totaling approximately $1,000 had been charged to this restructuring provision.


11 -- RESTRUCTURING AND RELATED CHARGES

     During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. Approximately 122 positions will be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of June 30, 2002, 96 employees had terminated their employment with the Company.

     As a result of the plan, restructuring and related charges of $16,379 were recorded in the Company's operating earnings in the six months ended June 30, 2002. These charges were primarily driven by employee severance and related costs of approximately $3,762, costs to dismantle portions of the restructured facilities of $1,000, costs to terminate long-term utility agreements of $300, other costs totaling $485, and $9,225 for property, plant and equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believes there is no active market in which to sell the specific assets. The Company expects full implementation to be completed in the fourth quarter of 2002. In addition, the Company recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and EBS, of $1,607 as incurred during the six months ended June 30, 2002. At June 30, 2002, the Company had a remaining liability of $3,737 related to this restructuring.

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

      We manufacture our products through our nine manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan and Argentina. For the six months ended June 30, 2002, as well as the year ended December 31, 2001, we derived approximately 50% of our revenues from our foreign operations.


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

      With the adoption of SFAS No. 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. Also, there were no adjustments made to the amortization periods or residual values of other intangible assets. As a result, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS No. 142. We completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and have determined that no potential impairment exists. As a result, we recognized no transitional impairment loss to date in fiscal 2002 in connection with the adoption of SFAS No. 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002. There was no financial impact as a result of the adoption. We will apply its provisions to future impairments or disposals of long-lived assets as they occur.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on our financial position or our results of operations.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.


SUMMARY OF RESULTS

      For the three months ended June 30, 2002, net income available for common stockholders increased to $3.0 million, or $0.05 per diluted share, from $2.3 million, or $0.04 per diluted share, for the three months ended June 30, 2001. For the six months ended June 30, 2002, net income available for common stockholders approximated breakeven compared to $6.7 million, or $0.11 per diluted share, for the six months ended June 30, 2001. During the six months ended June 30, 2002, we recorded restructuring and related charges of $16.4 million, or $10.3 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $10.5 million, or $0.17 per diluted share for the six months ended June 30, 2002.


RECENT DEVELOPMENTS

      During April 2002, we announced that we would develop a clinical manufacturing facility for therapeutic proteins. In July, we announced the selection of Rochester, New York as the location of this facility for a variety of reasons, including: the site's proximity to our global manufacturing and bioproducts group headquarters, as well as an existing pilot-scale manufacturing facility; and an incentive package offered by New York State. The first phase of the facility is expected to open in 2004 for the production of pharmaceutical grade materials to support pre-clinical and clinical studies of drug candidates for cancer and other diseases.

      Also during April 2002, we appointed a group of scientific advisors (SAB) to assist us as we continue implementation of our health care strategy. The four-member SAB provided strategic input to our scientific and business leaders regarding our health care programs. This was in the context of a comprehensive internal review in which we evaluated and refined our health care strategy focusing our resources on a smaller number of programs.

      During June, as part of our integration of Enzyme Bio-Systems Ltd., we filed a restated certification of incorporation that, among other things, changed its name to Genencor International Wisconsin, Inc.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2002 and 2001

     Revenues. Total revenues for the three months ended June 30, 2002 increased $9.3 million, or 11%, to $90.6 million from the three months ended June 30, 2001, due to increases in both product revenues and fees and royalty revenues.

     Product Revenues. Product revenues for the three months ended June 30, 2002 increased $7.0 million, or 9%, to $85.5 million from the three months ended June 30, 2001. Excluding the impact of the stronger U.S. dollar against foreign currencies, product revenues for the three months ended June 30, 2002 would have increased by approximately 10% to $86.2 million. For the three months ended June 30, 2002, unit volume/mix increased 12% while average prices fell 2%. Volume increased primarily due to increased sales volume with our grain milling, fuel ethanol and textiles customers, partially offset by decreased sales to our cleaning customers.

      Regionally, North American product revenues for the three months ended June 30, 2002 increased $3.9 million, or 10%, to $41.9 million from the three months ended June 30, 2001, driven primarily by sales to our grain milling and fuel ethanol customers, partially offset by decreased protease enzymes sales to a major customer. Product revenues in Europe, Africa and the Middle East for the three months ended June 30, 2002 increased $1.6 million, or 6 %, to $28.3 million from the three months ended June 30, 2001, driven primarily by increased sales to grain milling customers, partially offset by decreased sales to our cleaning and fabric care customers. Our product revenues in Latin America for the three months ended June 30, 2002 decreased $1.3 million, or 25%, to $3.8 million from the three months ended June 30, 2001 due primarily to decreased sales to our cleaning and fabric care customers. Product revenues in the Asia Pacific region increased $2.8 million, or 32%, to $11.5 million for the three months ended June 30, 2002 from the three months ended June 30, 2001 due mainly to increased sales to our grain milling, textiles, and cleaning customers.

      Fees and Royalty Revenues. Fees and royalty revenues increased $2.3 million, or 82%, to $5.2 million for the three months ended June 30, 2002 from the three months ended June 30, 2001, due primarily to an increase in customer funded research revenues.

      Funded research revenues increased $2.4 million, or 92%, to $5.0 million for the three months ended June 30, 2002, from the three months ended June 30, 2001. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $0.1 million, or 10%, to $0.9 million for the three months ended June 30, 2002 from the three months ended June 30, 2001. Funded research revenues provided by customers increased $2.5 million to $4.1 million for the three months ended June 30, 2002 from the three months ended June 30, 2001, primarily driven by funding from a strategic alliance we entered into with the Dow Corning Corporation during the fourth quarter of 2001.

      Royalties decreased $0.1 million, or 33%, to $0.2 million for the three months ended June 30, 2002 from the three months ended June 30, 2001.

Operating Expenses

      Cost of Products Sold. Cost of products sold increased $2.6 million, or 6%, to $46.1 million for the three months ended June 30, 2002, from the three months ended June 30, 2001. Our expanded sales volume/mix increased costs $3.0 million along with the sale of higher cost inventories of $1.2 million, partially offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $1.6 million.

      Gross Profit and Margins from Products Sold. Gross profit from products sold increased $4.4 million, or 13%, to $39.4 million for the three months ended June 30, 2002 from the three months ended June 30, 2001. This overall increase was caused by significant product revenue related factors including a 12% increase in volume/mix processed through our plants, partially offset by an average price decline of 2%. This net increase in gross profit was also driven by a $0.8 million increase due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors, gross margin on product revenue increased to 46.1% for the three months ended June 30, 2002 from 44.6% for the three months ended June 30, 2001.

      Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $2.2 million, or 15%, to $17.3 million for the three months ended June 30, 2002 from the three months ended June 30, 2001, as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $1.4 million, or 58%, to $3.8 million for the three months ended June 30, 2002 from the three months ended June 30, 2001.

      Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $0.8 million, or 10%, to $8.6 million for the three months ended June 30, 2002 from the three months ended June 30, 2001, due primarily to increased personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.3 million and outside services of $0.6 million, partially offset by decreases in incentive compensation.

      General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $1.0 million, or 14%, to $8.3 million for the three months ended June 30, 2002 from the three months ended June 30, 2001, due primarily to increased outside services of $1.0 million, personnel-related costs, including salaries, benefits and travel expenses of $0.1 million, partially offset by decreases in incentive compensation.

      Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses and other contractual agreements, on a straight-line basis over their estimated useful lives. Amortization expense decreased $1.0 million, or 43%, to $1.3 million for the three months ended June 30, 2002 from the three months ended June 30, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

      Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the three months ended June 30, 2002 increased $1.9 million to $2.1 million from the three months ended June 30, 2001. This increase was due primarily to gains associated with foreign currency transactions.

      Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the three months ended June 30, 2002 was $0.6 million and for the three months ended June 30, 2001 was $0.8 million.

      During the fourth quarter of 2001, we converted previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date.

      In total, amortization of deferred stock-based compensation expense was $0.7 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):


                                                                          2002     2001
                                                                         ------   ------
               Cost of products sold .............................     $   --   $   --
               Research and development ..........................        0.2      0.4
               Sales, marketing and business development .........        0.3      0.2
               General and administrative ........................        0.2      0.2
                                                                       ------   ------
               Total amortization of deferred compensation
                expense ..........................................     $  0.7   $  0.8
                                                                       ======   ======


Non Operating Expense and Income


      Interest Income. Interest income decreased $1.3 million, or 50%, to $1.3 million for the three months ended June 30, 2002 from the three months ended June 30, 2001 due mainly to the reduction of our cash balances, discussed below under the heading " Liquidity and Capital Resources."

      Income Taxes. The effective income tax rate for the three months ended June 30, 2002 was 54%, compared to 24% for the three months ended June 30, 2001. The effective rate for the three months ended June 30, 2002 is representative of our most recent assessment of our annual effective income tax rate. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. During the three months ended June 30, 2002 and 2001, we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.

Comparison of the Six Months Ended June 30, 2002 and 2001

      Revenues. Total revenues for the six months ended June 30, 2002 increased $12.3 million, or 8%, to $171.4 million from the six months ended June 30, 2001, due to increases in both product revenues and fees and royalty revenues.

      Product Revenues. Product revenues in the six months ended June 30, 2002 increased $7.2 million, or 5%, to $161.0 million from the six months ended June 30, 2001. Excluding the impact of the stronger U.S. dollar against foreign currencies, product revenues for the six months ended June 30, 2002 would have increased by approximately 7% to $164.3 million. For the six months ended June 30, 2002, unit volume/mix increased 9% while average prices fell 2%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales to our grain milling, fuel ethanol and textiles customers, partially offset by decreased sales to our cleaning customers.

      Regionally, North American product revenues for the six months ended June 30, 2002 increased $4.0 million, or 5%, to $78.0 million from the six months ended June 30, 2001, driven primarily by sales to our grain milling and fuel ethanol processing customers, partially offset by decreased protease enzymes sales to a major customer and sales to our cleaning and fabric care customers. Product revenues in Europe, Africa and the Middle East for the six months ended June 30, 2002 increased $2.9 million, or 5 %, to $56.1 million from the six months ended June 30, 2001, driven primarily by increased protease enzymes sales to a major customer and sales to textiles customers. Our product revenues in Latin America for the six months ended June 30, 2002 decreased $2.9 million, or 31%, to $6.5 million from the six months ended June 30, 2001 due primarily to decreased sales to our cleaning and fabric care customers. Product revenues in the Asia Pacific region increased $3.2 million, or 19%, to $20.4 million for the six months ended June 30, 2002 from the six months ended June 30, 2001, due mainly to increased sales to our grain milling, textiles and cleaning customers.

      Fees and Royalty Revenues. Fees and royalty revenues increased $5.1 million, or 96%, to $10.4 million for the six months ended June 30, 2002 from the six months ended June 30, 2001, due primarily to an increase in customer funded research revenues.

      Funded research revenues for the six months ended June 30, 2002 were $9.8 million compared to $4.7 million for the six months ended June 30, 2001. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations increased $0.1 million, or 6%, to $1.9 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $5.0 million to $7.9 million for the six months ended June 30, 2002 from the six months ended June 30, 2001, primarily driven by funding from a strategic alliance we entered into with the Dow Corning Corporation during the fourth quarter of 2001.

      Royalties remained consistent for the six months ended June 30, 2002 with the six months ended June 30, 2001 at $0.5 million.

Operating Expenses

      Cost of Products Sold. Cost of products sold increased $3.8 million, or 5%, to $88.2 million for the six months ended June 30, 2002 from the six months ended June 30, 2001. Our expanded sales volume/mix increased costs $5.3 million along with the sale of higher cost inventories of $2.1 million, partially offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $3.6 million.

      Gross Profit and Margins from Products Sold. Gross profit from products sold increased $3.4 million, or 5%, to $72.8 million for the six months ended June 30, 2002 from the six months ended June 30, 2001. This overall increase was caused by significant product revenue related factors including a 9% increase in volume/mix processed through our plants, partially offset by an average price decline of 2%. This net increase in gross profit was also driven by a $0.3 million increase due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors, gross margin on product revenue increased to 45.2% for the six months ended June 30, 2002 from 45.1% for the six months ended June 30, 2001.

      Research and Development. Research and development expenses increased $4.9 million, or 18%, to $32.9 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $3.4 million, or 81%, to $7.6 million for the six months ended June 30, 2002 from the six months ended June 30, 2001.

      Sales, Marketing and Business Development. Sale, marketing and business development expenses increased $2.0 million, or 15%, to $15.7 million for the six months ended June 30, 2002 from the six months ended June 30, 2001, primarily due to increased personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.8 million, employee programs of $.04 million, incentive compensation of $0.1 million and outside service costs of $0.4 million.

      General and Administrative. General and administrative expenses increased $2.5 million, or 18%, to $16.3 million for the six months ended June 30, 2002 from the six months ended June 30, 2001, due primarily to increased outside service costs of $2.1 million and personnel-related costs, including salaries, benefits, and travel expenses of $0.3 million.

      Amortization of Intangible Assets. Amortization expense decreased $2.1 million, or 45%, to $2.6 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Other Expense and Income. Other income for the six months ended June 30, 2002 was $3.5 million as compared to $0.7 million of expense for the six months ended June 30, 2001. This difference in income of $4.2 million was primarily due to an increase in Argentine peso and Euro-driven foreign currency transaction gains during the six months ended June 30, 2002.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the six months ended June 30, 2002 was $1.2 million and for the six months ended June 30, 2001 was $1.4 million.

      During the fourth quarter of 2001, we converted previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date.

      In total, amortization of deferred stock-based compensation expense was $1.6 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                                            2002      2001
                                                                           ------    ------
                  Cost of products sold .............................      $  0.2    $  0.1
                  Research and development ..........................         0.3       0.5
                  Sales, marketing and business development .........         0.7       0.4
                  General and administrative ........................         0.4       0.4
                                                                           ------    ------
                  Total amortization of deferred compensation expense      $  1.6    $  1.4
                                                                           ======    ======


Non Operating Expense and Income

      Interest Income. Interest income decreased $3.0 million, or 53%, to $2.7 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 due mainly to the reduction of our cash balances, discussed below under the heading " Liquidity and Capital Resources."

      Income Taxes. The effective income tax rate for the six months ended June 30, 2002 was a 326% tax benefit, compared to a 27% tax expense for the six months ended June 30, 2001. The effective rate for the six months ended June 30, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. The tax benefit related to these restructuring and related charges is approximately $6.0 million for the six months ended June 30, 2002. During the six months ended June 30, 2002 and 2001, we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


ACQUISITION

      During February 2002, we acquired EBS from Corn Products International, Inc. for a total cash purchase price of $35.8 million and the assumption of $1.0 million in debt. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with our results of operations since the acquisition date. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed during the quarter ended September 30, 2002. According to our preliminary allocation of the purchase price, the net assets acquired consist of the following as of February 2002 (in millions):


            Working capital .............      $   4.1
            Property, plant and equipment         22.0
            Intangible assets ...........         10.4
            Long-term liabilities .......         (0.7)
                                               -------
                                               $  35.8
                                               =======

      Included in working capital acquired is a provision to restructure the entity of approximately $1.0 million, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of June 30, 2002, costs totaling approximately $1.0 million had been charged to this restructuring provision.


RESTRUCTURING AND RELATED CHARGES

      During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. Approximately 122 positions will be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of June 30, 2002, 96 employees had terminated their employment with us.

      As a result of the plan, restructuring and related charges of $16.4 million were recorded in our operating earnings in the six months ended June 30, 2002. These charges were primarily driven by employee severance and related costs of approximately $3.8 million, costs to dismantle portions of the restructured facilities of $1.0 million, costs to terminate long-term utility agreements of $0.3 million, other costs totaling $0.5 million, and $9.2 million for property, plant and equipment that was deemed impaired as it would no longer be utilized by us after the restructuring. The impairment charge was determined based on remaining book value, as we believe there is no active market in which to sell the specific assets. We expect full implementation to be completed in the fourth quarter of 2002. In addition, we recorded costs related to the restructuring, such as those related to the transition of activities between the Elkhart and EBS facilities, of $1.6 million as incurred during the six months ended June 30, 2002. At June 30, 2002, we had a remaining liability of $3.7 million related to this restructuring.

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

      As of June 30, 2002, cash and cash equivalents totaled $160.1 million. The funds were invested in short-term instruments, including A1-P1 rated commercial paper, master notes, U.S. treasury bills, institutional money market funds, auction rate preferred securities and bank deposits.

      Cash provided by operations was $10.2 million and $13.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of $3.3 million in 2002 from 2001 was generated principally by operating income, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

      Cash used by investing activities was $44.8 million and $8.7 million for the six months ended June 30, 2002 and 2001, respectively. This increase of $36.1 million was driven primarily by the EBS acquisition of $35.8 million and the equity investment in Seattle Genetics, Inc. of $3.0 million during the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2002 were $5.9 million in 2002 compared with $8.7 million in 2001. A significant portion of the capital spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

      Cash used by financing activities was $27.0 million for the six months ended June 30, 2002. For the six months ended June 30, 2001 cash provided by financing activities was less than $0.1 million. This difference of approximately $27.0 million was primarily driven by the 2002 payment on our long-term debt of $28.0 million. No dividends were paid to common stockholders during the six months ended June 30, 2002 and 2001. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

      As of June 30, 2002, we had a $60.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to us $40.0 million of committed borrowings pursuant to a credit agreement that expires on January 31, 2004, and $20.0 million of committed borrowings pursuant to a 364-day credit agreement that expires on January 30, 2003. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the $40.0 million agreement and 0.30% under the $20.0 million agreement. As of July 31, 2002, there were no borrowings under either facility.

      Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $112.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with all of the financial covenants included in the senior note agreement.


MARKET RISK

      Foreign currency risk and interest rate risk are the primary sources of our market risk. To date, foreign operations, mainly denominated in Euros, account for approximately 50% of our 2002 revenues. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes. We recorded a gain of $0.2 million in the statement of operations for the six months ended June 30, 2002 from foreign currency contracts.

      As of June 30, 2002, cash and cash equivalents totaled $160.1 million. Of this amount, $72.5 million was denominated in Euros. The remainder, or $87.6 million, was primarily denominated in U.S. dollars. Other than the second installment of $28.0 million due on March 30, 2003 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources" in this Report, short-term debt outstanding at June 30, 2002 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. dollars.


Interest Rates

      Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt, the $112.0 million 6.82% senior notes outstanding at June 30, 2002, which mature evenly in installments of $28.0 million per year commencing March 30, 2003.

      On January 31, 2002, we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on a $28.0 million notional amount of our long-term indebtedness. On May 14, 2002 we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on an additional $28.0 million notional amount of our long-term indebtedness. These contracts will mature on March 30, 2004. Together these contracts effectively converted 50% of our fixed rate debt to floating rate debt. Both financial instruments are entered with major banks and thus are not considered to be subject to significant counter-party credit risk. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", these interest rate swap contracts that hedge the senior notes had no effect on the statement of operations and were not material to the balance sheet at June 30, 2002. On July 31, 2002 we sold the swap contracts for approximately a $1.0 million gain. The gain will be amortized against interest expense over the original maturity date of the swaps.

Foreign Currency Exposure

      We conduct business throughout the world. To date, we have derived approximately 50% of our 2002 revenues and approximately all of our 2002 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars.

      Our manufacturing and administrative operations for Latin America are located in Argentina. During 2001, severe economic conditions, which have lasted for several years, resulted in a year-end devaluation of the Argentine Peso. As a result, our subsidiary, which has an Argentine Peso functional currency, reported lower U.S. dollar net assets due to the translation impact resulting from the devaluation. Due to the fact that a significant part of our Latin American revenues were denominated in U.S. dollars, our statement of operations reflected a $2.6 million foreign currency gain from the remeasurement of related accounts receivable as of June 30, 2002.

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

      In addition, our five largest customers collectively accounted for over 57% of our 2001 product revenues with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2001 were Benckiser N.V., Cargill, Incorporated, the FinnFeeds Division of Danisco A/S, The Procter & Gamble Company, and Unilever N.V. Any one of these customers may reduce their level of business with us. Should any of our largest customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

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

WE INTEND TO ACQUIRE BUSINESSES, TECHNOLOGIES AND PRODUCTS, BUT WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS, AND WE MAY INCUR COSTS THAT COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR PROFITABILITY.

      In the future, we may acquire other businesses, technologies and products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, we may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire without a significant expenditure of operating, financial and management resources, if at all. Further, we may fail to realize the anticipated benefits of any acquisition including our recent acquisition of EBS. Future acquisitions could dilute our stockholders' interest in us and could cause us to incur substantial debt, expose us to contingent liabilities and could negatively impact our profitability.

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

      Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology industry. In the ordinary course of business, we periodically receive notices of potential infringement of patents held by others and patent applications that may mature to patents held by others. The impact of such claims of potential infringement, as may from time to time become known to the Company, is difficult to assess. In the event of an intellectual property dispute, we may become involved in litigation. Intellectual property litigation can be expensive and may divert management's time and resources away from our operations. The outcome of any such litigation is inherently uncertain. Even if we are successful, the litigation can be costly in terms of dollars spent and the diversion of management time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on May 30, 2002. At that meeting, the stockholders elected directors, approved the Genencor International, Inc. 2002 Omnibus Incentive Plan, and approved the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2002. The total votes at the meeting were as follows:

      (i)   To elect directors to serve a three-year term.

                                                                       Votes
                                                         ----------------------------------
                            Nominee                          For                    Withheld
                  --------------------                   ----------                 --------
                  Soren Bjerre-Nielsen                   58,281,667                 168,729

                  Joseph A. Mollica                      58,279,939                 170,457

                  Gregory O. Nelson                      58,268,219                 182,177

                  James P. Rogers                        58,276,592                 173,804

                  There were no broker non-votes.

                  Directors whose term in office continued after the meeting:

                        Term expiring in 2003: Bruce C. Cozadd, W. Thomas
                  Mitchell, Norbert G. Riedel

                        Term expiring in 2004: Juha Kurkinen, Theresa K. Lee,
                  Robert H. Mayer

      (ii) To approve the Genencor International, Inc. 2002 Omnibus Incentive Plan.

                                                    Votes
                          -----------------------------------------------------
                               For                  Against             Abstain
                          -----------------------------------------------------
                          53,679,897                1,688,249            16,145

                     There were 3,086,105 broker non-votes.

(iii) To approve the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002.

                                                    Votes
                          -----------------------------------------------------
                               For                  Against             Abstain
                          -----------------------------------------------------
                          58,282,969                161,313             6,114

                     There were no broker non-votes.

ITEM 5. OTHER INFORMATION

      In light of the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002 as well as other reform measures proposed by the Securities and Exchange Commission and the NASDAQ Stock Market, the Company will continue to review the impact of these laws and regulations on the Company's policies and practices including, but not limited to, real-time reporting, board and committee composition and charters, loans to executive officers, insider trading and related disclosures, auditor independence and audit review procedures, and code of conduct and corporate governance policies, and the Company expects to implement and timely report any material changes, if any, to its policies or practices which may be deemed necessary or required under these reform measures as enacted or adopted.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS
            See Index to Exhibits

      b.    REPORTS ON FORM 8-K
            None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  GENENCOR INTERNATIONAL, INC.



August 14, 2002                                   By: /s/   Raymond J. Land
----------------                                         -----------------------
Date                                              Raymond J. Land
                                                  Senior Vice President and
                                                  Chief Financial Officer




August 14, 2002                                   By: /s/   Darryl L. Canfield
----------------                                         -----------------------
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

      4.4 Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein dated March 28, 1996 is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

      4.5 $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

      4.6 $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

      4.7 Amendment No. 1 dated as of April 20, 2001 to the $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
            4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

      4.8 Amendment No. 1 dated as of April 20, 2001 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
            4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

      4.9 Amendment No. 2 dated as of January 31, 2002 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
            4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

(15)  Letter re unaudited interim financial information

Common
Stock or any securities convertible into or exchangeable or exercisable for or repayable with Common Stock, whether any such swap or transaction is to be settled by delivery of Common Stock or other securities, in cash or otherwise.

               The foregoing sentence shall not apply to (i) offers, sales, gifts, assignments or transfers of shares of Common Stock or options to purchase shares of Common Stock made to (A) members of the immediate family of the undersigned, (B) corporations, partnerships, limited liability companies or other entities to the extent such entities are wholly-owned by the undersigned and/or members of the immediate family of the undersigned, (C) charitable organizations, or (D) pledges of shares of Common Stock to a bank or other financial institution, solely to the extent that in the case of clauses (A),
(B), (C) and (D) each recipient agrees to be bound by the restrictions set forth herein, (ii) transfers of shares of Common Stock or options to purchase shares of Common Stock made to any trust for the direct or indirect benefit of the undersigned or any party listed in (i) above, provided that the trustee of the trust agrees to be bound by the restrictions set forth herein, or (iii) the exercise of options and transfers of shares of Common Stock to the Offeror used to pay taxes applicable to the exercise of options and reloading those options in accordance with the Offeror's stock option arrangements.

                  It is understood that, if the Offeror notifies you that it does not intend to proceed with the proposed offering, if the Purchase Agreement does not become effective by May 31, 2002, or if the Purchase Agreement (other than the provisions thereof which survive termination) shall terminate or be terminated prior to payment for and delivery of the Securities, the undersigned will be, immediately and without any further action, released from the obligations under this letter agreement.

                         Very truly yours,

                         Signature:
                                  --------------------------------------------
                        Print Name:
                                  --------------------------------------------


                                      C-1

      Not applicable.

(18)  Letter re change in accounting principles

      Not applicable.

(19)  Report furnished to security holders

      Not applicable.

(22)  Published report regarding matters submitted to a vote of security holders

      Not applicable.

(23)  Consents of experts and counsel

      Not applicable.

(24)  Power of Attorney

      Not applicable.

(99)  Additional Exhibits

      *99.1 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

-------------------

*     Exhibits filed with this Report.