Form 10-Q
period 2002-09-30
GENENCOR INTERNATIONAL INC
filed 2002-11-15
CIK 1113099

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                  ------------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                  CLASS                         NUMBER OF SHARES OUTSTANDING AT
                                                       OCTOBER 31, 2002

 COMMON STOCK, PAR VALUE $0.01 PER SHARE                  58,367,282

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I.   FINANCIAL INFORMATION
    Item 1.  Financial Statements...................................................................................
              Condensed Consolidated Unaudited Balance Sheets as of September 30, 2002 and December 31, 2001........  4
              Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended
                September 30, 2002 and 2001.........................................................................  5
              Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended
                September 30, 2002 and 2001.........................................................................  6
              Notes to Condensed Consolidated Unaudited Financial Statements........................................  7
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................  13
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................  26
    Item 4.  Controls and Procedures................................................................................  27

PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings......................................................................................  27
    Item 2.  Changes in Securities and Use of Proceeds..............................................................  27
    Item 3.  Defaults Upon Senior Securities........................................................................  27
    Item 4.  Submission of Matters to a Vote of Security Holders....................................................  27
    Item 5.  Other Information......................................................................................  27
    Item 6.  Exhibits and Reports on Form 8-K.......................................................................  27

    This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Part I, Item 2 of this Report and in the Company's 2001 Annual Report on Form 10-K. The Company disclaims any obligation to publicly announce any revisions to these forward-looking statements to reflect facts or circumstances of which the Company becomes aware after the date hereof.

    Unless otherwise specified, all references in this Report to the "Company", "we", "us", "our", and "ourselves" refer to Genencor International, Inc. and its subsidiaries collectively, as appropriate in the context of the disclosure.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       2002              2001
                                                                                       ----              ----
ASSETS
Current assets:
  Cash and cash equivalents .................................................        $ 171,302         $ 215,023
  Trade accounts receivable, net ............................................           51,766            47,577
  Inventories ...............................................................           53,963            48,382
  Other current assets ......................................................           27,723            23,491
                                                                                     ---------         ---------
       Total current assets .................................................          304,754           334,473
Property, plant and equipment, net ..........................................          211,966           207,199
Goodwill ....................................................................           31,022            19,313
Intangible assets, net ......................................................           36,021            37,832
Other assets ................................................................           53,356            50,181
                                                                                     ---------         ---------
       Total assets .........................................................        $ 637,119         $ 648,998
                                                                                     =========         =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .............................................................        $   8,426         $   8,512
  Current maturities of long-term debt ......................................           28,291            28,000
  Accounts payable and accrued expenses .....................................           40,096            47,908
  Other current liabilities .................................................           14,460            16,542
                                                                                     ---------         ---------
       Total current liabilities ............................................           91,273           100,962
Long-term debt ..............................................................           85,005           112,419
Other long-term liabilities .................................................           34,256            27,386
                                                                                     ---------         ---------
       Total liabilities ....................................................          210,534           240,767
                                                                                     ---------         ---------
Redeemable preferred stock:
  7 1/2% cumulative series A preferred stock, without par value, authorized
     1 shares, 1 shares issued and outstanding ..............................          167,932           162,475
                                                                                     ---------         ---------
Stockholders' equity:
  Common stock, par value $0.01 per share, 200,000 shares authorized, 60,147 and 59,941 shares issued at September 30, 2002 and
     December 31, 2001, respectively ........................................              601               599
  Additional paid-in capital ................................................          348,457           345,655
  Treasury stock, 1,780 and 350 shares at cost,
     at September 30, 2002 and December 31, 2001, respectively ..............          (21,030)           (5,630)
  Deferred stock-based compensation .........................................             (721)           (3,517)
  Notes receivable for common stock .........................................             --             (14,647)
  Accumulated deficit .......................................................          (12,246)          (13,466)
  Accumulated other comprehensive loss ......................................          (56,408)          (63,238)
                                                                                     ---------         ---------
       Total stockholders' equity ...........................................          258,653           245,756
                                                                                     ---------         ---------
       Total liabilities, redeemable preferred stock and stockholders' equity        $ 637,119         $ 648,998
                                                                                     =========         =========

          The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -------------                     -------------
                                                        2002             2001             2002              2001
                                                        ----             ----             ----              ----
Revenues:
  Product revenue ..........................        $  85,931         $  77,847         $ 246,949         $ 231,629
  Fees and royalty revenues ................            4,566             2,942            14,990             8,232
                                                    ---------         ---------         ---------         ---------
       Total revenues ......................           90,497            80,789           261,939           239,861
Operating expenses:
  Cost of products sold ....................           50,270            44,132           138,484           128,557
  Research and development .................           17,360            14,811            50,302            42,810
  Sales, marketing and business development             8,293             7,124            24,001            20,813
  General and administrative ...............            8,790             7,847            25,086            21,669
  Amortization of intangible assets ........            1,355             2,616             3,989             7,306
  Restructuring and related charges ........               43                --            16,422                --
  Other expense/(income) ...................              161              (704)           (3,296)               (8)
                                                    ---------         ---------         ---------         ---------

       Total operating expenses ............           86,272            75,826           254,988           221,147
                                                    ---------         ---------         ---------         ---------
Operating income ...........................            4,225             4,963             6,951            18,714
Non operating expenses/(income):
  Interest expense .........................            1,995             2,612             6,559             7,830
  Interest income ..........................           (1,347)           (2,264)           (4,059)           (7,959)
                                                    ---------         ---------         ---------         ---------
       Total non operating expenses/(income)              648               348             2,500              (129)
                                                    ---------         ---------         ---------         ---------
Income before income taxes .................            3,577             4,615             4,451            18,843
Provision for/(benefit from) income taxes ..              625             1,245            (2,225)            5,087
                                                    ---------         ---------         ---------         ---------
Net income .................................        $   2,952         $   3,370         $   6,676         $  13,756
                                                    =========         =========         =========         =========
Net income available to holders of common
 stock .....................................        $   1,134         $   1,552         $   1,220         $   8,300
                                                    =========         =========         =========         =========
  Earnings per common share:
       Basic ...............................        $    0.02         $    0.03         $    0.02         $    0.14
                                                    =========         =========         =========         =========
       Diluted .............................        $    0.02         $    0.03         $    0.02         $    0.14
                                                    =========         =========         =========         =========
  Weighted average common shares:
       Basic ...............................           59,311            59,922            59,549            59,914
                                                    =========         =========         =========         =========
       Diluted .............................           59,312            60,748            59,859            61,080
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ---------------------------
                                                              2002               2001
                                                             ----               ----
Cash flows from operating activities:
  Net income .......................................        $   6,676         $  13,756
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................           24,418            26,693
      Amortization of deferred stock-based
       compensation ................................            3,557             2,020
      Loss on disposition of property, plant
       and equipment ...............................              331                --
      Non-cash portion of restructuring and related
       charges .....................................            9,495                --
      (Increase) decrease in operating assets:
         Trade accounts receivable .................           (1,339)           (1,968)
         Inventories ...............................             (384)           (3,446)
         Other assets ..............................           (4,991)            1,530
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses .....          (13,231)          (15,307)
         Other liabilities .........................            2,577             2,004
                                                            ---------         ---------
         Net cash provided by operating activities .           27,109            25,282
                                                            ---------         ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......          (11,872)          (14,880)
  Purchase of intangible assets ....................             (100)           (4,098)
  Payment to acquire equity securities .............           (3,000)           (4,630)
  Proceeds from the sale of property, plant and
     equipment .....................................              191                --
  Acquisition of business, net of cash acquired ....          (35,809)               --
                                                            ---------         ---------
         Net cash used in investing activities .....          (50,590)          (23,608)
                                                            ---------         ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options ..........              500               164
  Proceeds from employee stock purchase plan .......            1,137                --
  Purchase of treasury shares ......................             (198)               --
  Net payments on notes payable of foreign
   affiliate........................................              (82)              (31)
  Payments of long-term debt .......................          (28,143)               --
                                                            ---------         ---------
         Net cash (used in) provided by financing
           activities ..............................          (26,786)              133
                                                            ---------         ---------
Effect of exchange rate changes on cash ............            6,546            (1,069)
                                                            ---------         ---------
Net (decrease) increase in cash and cash
  equivalents ......................................          (43,721)              738
Cash and cash equivalents -- beginning of period ...          215,023           200,591
                                                            ---------         ---------
Cash and cash equivalents -- end of period .........        $ 171,302         $ 201,329
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

     With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. There were no adjustments made to the amortization periods or residual values of other intangible assets. Accordingly, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS No. 142. The Company completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss to date in fiscal 2002 in connection with the adoption of SFAS No. 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. There was no financial statement impact as a result of the adoption. The Company will apply its provisions to future impairments or disposals of long-lived assets as they occur.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or its results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

3 -- EARNINGS PER SHARE

     SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to common stockholders, undeclared and unpaid dividends on redeemable preferred stock of $1,818 and $5,456 were deducted from net income for each quarter presented and for each nine-month period presented, respectively.

     Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to common stockholders of the Company. As a result of stock options outstanding under the Company's 2002 Omnibus Incentive Plan, successor to the Company's Stock Option and Appreciation Right Plan, there were dilutive securities for the three and nine months ended September 30, 2002 and 2001. The weighted-average impact of these has been reflected in the calculation of diluted earnings per share for the respective periods presented.

     The following table reflects the calculation of basic and diluted earnings per common share:

                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                          ------------------------         -------------------------
                                           2002             2001             2002            2001
                                           ----             ----             ----            ----
Net income .......................        $  2,952        $  3,370         $  6,676         $ 13,756
  Less: Accrued dividends on
   preferred stock ...............          (1,818)         (1,818)          (5,456)          (5,456)
                                          --------        --------         --------         --------
Net income available to holders of
   common stock ..................        $  1,134        $  1,552         $  1,220         $  8,300
                                          ========        ========         ========         ========
Weighted average common shares:
  Basic ..........................          59,311          59,922           59,549           59,914
  Effect of stock options ........               1             826              310            1,166
                                          --------        --------         --------         --------
  Diluted ........................          59,312          60,748           59,859           61,080
                                          ========        ========         ========         ========
Earnings per common share:
  Basic ..........................        $   0.02        $   0.03         $   0.02         $   0.14
                                          ========        ========         ========         ========
  Diluted ........................        $   0.02        $   0.03         $   0.02         $   0.14
                                          ========        ========         ========         ========

4 -- FEES AND ROYALTY REVENUES

     During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new, proprietary technology platform for the development of new biomaterials. During the first nine months of 2002, the Company recorded $7,866 in research funding revenues from this collaboration.

5 -- INVENTORIES

     Inventories consist of the following:

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2002               2001
                                                                               -----              ----
                  Raw materials..........................................   $   8,326          $   7,526
                  Work-in-progress.......................................       9,467              7,454
                  Finished goods.........................................      36,170             33,402
                                                                            ---------          ---------
                    Inventories..........................................   $  53,963          $  48,382
                                                                            =========          =========

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

     The following table summarizes the changes in each major class of intangible assets from January 1, 2002 through September 30, 2002:

                                                               INTANGIBLE ASSETS                 GOODWILL
                                                   ----------------------------------------      ---------
                                                                       OTHER
                                                                    AMORTIZABLE
                                                     TECHNOLOGY       ASSETS        TOTAL
                                                     ----------     ------------   --------
                Balances, January 1, 2002 ......      $15,617        $51,890        $67,507        $19,313
                  Acquired intangible assets ...            -              -              -         11,536
                  Foreign currency translation
                    and other adjustments ......            -          2,339          2,339            173
                                                      -------        -------        -------        -------
                Balances: September 30, 2002 ...       15,617         54,229         69,846        $31,022
                                                                                                   =======
                Less: Accumulated
                    amortization ...............            -         33,825         33,825
                                                      -------        -------        -------
                  Intangible assets, net .......      $15,617        $20,404        $36,021
                                                      =======        =======        =======

     In conjunction with the acquisition discussed in Note 10, the Company acquired certain intangible assets during the nine months ended September 30, 2002. The Company is currently in the process of segregating these intangible assets among the major classes. As such, the estimated value of these intangible assets has been included in goodwill as of September 30, 2002 and will be reclassified among the major classes once the Company completes its allocation of the purchase price.

     The following table reflects the comparative net income and earnings per common share as though the provisions of SFAS No. 142 were in effect for the three and nine months ended September 30, 2002 and 2001:

                                                          FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -------------------               -------------------
                                                           2002            2001              2002            2001
                                                        --------         ---------        ---------       ---------
        Net income as reported .................        $   1,134        $   1,552        $   1,220        $  8,300
        Add back amortization:
          Goodwill ($103 and $812 pre-tax) .....                -               64                -             503
          Technology ($1,195 and $2,614
          pre-tax)..............................                -              741                -           1,621
                                                        ---------        ---------        ---------        --------
        Net income as adjusted .................        $   1,134        $   2,357        $   1,220        $ 10,424
                                                        =========        =========        =========        ========
        Basic earnings per share:
           As reported .........................        $    0.02        $    0.03        $    0.02        $   0.14
           Amortization ........................                -             0.01             -               0.04
                                                        ---------        ---------        ---------        --------
           As adjusted .........................        $    0.02        $    0.04        $    0.02        $   0.18
                                                        =========        =========        =========        ========
        Diluted earnings per share:
           As reported .........................        $    0.02        $    0.03        $    0.02        $   0.14
           Amortization ........................                -             0.01             -               0.03
                                                        ---------        ---------        ---------        --------
           As adjusted .........................        $    0.02        $    0.04        $    0.02        $   0.17
                                                        =========        =========        =========        ========


     Estimated fiscal year amortization expense is as follows:

                       2002..........................................  $ 5,400
                       2003..........................................    4,400
                       2004..........................................    2,800
                       2005..........................................    2,300
                       2006..........................................    2,300


7 -- STOCKHOLDERS' EQUITY

     Accumulated other comprehensive loss consists of the following:

                                                             FOREIGN        MARKETABLE    ACCUMULATED
                                                             CURRENCY       SECURITIES       OTHER
                                                            TRANSLATION      VALUATION   COMPREHENSIVE
                                                            ADJUSTMENT      ADJUSTMENT       LOSS
                                                            -----------     ----------   -------------
              Balances, December 31, 2001...............   $  (62,599)     $     (639)     $  (63,238)
                Current period change...................        9,068          (2,238)          6,830
                                                           ----------      -----------     ----------
              Balances, September 30, 2002..............   $  (53,531)     $   (2,877)     $  (56,408)
                                                           ==========      ==========      ==========

     The change in the marketable securities valuation adjustment for the nine months ended September 30, 2002 of $2,238 ($3,548 pre-tax) relates to unrealized holding losses on the Company's available-for-sale securities.


8 -- INCOME TAXES

     The effective income tax rate for the nine months ended September 30, 2002 was a 50% tax benefit, compared to a 27% tax expense for the nine months ended September 30, 2001. The effective rate for the nine months ended September 30, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect the Company's estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. The tax benefit related to these restructuring and related charges is approximately $6,100 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002 and 2001, the Company was subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


9 -- COLLABORATIVE AGREEMENTS

     During January 2002, the Company entered into a two-year extendable collaboration agreement with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. Under the agreement, the Company received worldwide licenses to certain proprietary technologies as well as exclusive commercialization rights to any products developed through the agreement. This collaboration requires the Company to pay an up front license fee as well as annual royalties. The agreement also requires certain research and development funding and has potential for additional milestone payments and royalties on future product sales.

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


10 -- ACQUISITION

     During February 2002, the Company acquired Enzyme Bio-Systems Ltd. (EBS), now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35,809 and the assumption of $974 in debt. As part of this transaction, the Company entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with the Company's results of operations since the acquisition date. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed during the quarter ended December 31, 2002. According to the Company's preliminary allocation of the purchase price, the net assets acquired consist of the following as of September 2002:

            Working capital..................................$   3,879
            Property, plant and equipment....................   21,085
            Intangible assets................................   11,536
            Long-term liabilities............................     (691)
                                                             ---------
                                                             $  35,809
                                                             =========
    Included in working capital acquired is a provision to restructure the entity of approximately $1,000, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of September 30, 2002, costs totaling approximately $1,000 had been charged to this restructuring provision and all 22 employees had terminated their employment with the Company.


11 -- RESTRUCTURING AND RELATED CHARGES

    During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. Approximately 119 positions will be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of September 30, 2002, 111 employees had terminated their employment with the Company.

    As a result of the plan, restructuring and related charges of $16,422 were recorded in the Company's operating earnings in the nine months ended September 30, 2002. These charges were primarily driven by employee severance and related costs of approximately $3,762, costs to dismantle portions of the restructured facilities of $1,000, costs to terminate long-term utility agreements of $319, other costs totaling $239, and $9,495 for property, plant and equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believes there is no active market in which to sell the specific assets. The Company expects full implementation to be completed in the fourth quarter of 2002. In addition, the Company recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and EBS, of $1,607 as incurred during the nine months ended September 30, 2002. At September 30, 2002, the Company had a remaining liability of $2,835 related to this restructuring.


12 -- RELATED PARTY TRANSACTIONS

     On August 21, 2002, in order to eliminate all stock-related loans, the Company's executive officers surrendered approximately 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal of $14,647 and accrued interest of $555 on their obligations under notes issued in connection with their purchase of restricted common stock at $9.70 per share in April 2000. Also included in the value of the surrendered shares was a cash payment to cover an estimated $198 of net capital gain tax incurred by the officers. The Company is holding the surrendered shares as treasury shares.

     In connection with this transaction, the Company accelerated the vesting of 620 restricted shares. Accordingly, the Company incurred incremental compensation expense of $503 in the third quarter of 2002. In addition, the Company accelerated the recognition of $778 in previously deferred compensation charges, of which $362 and $416 would otherwise have been recognized in the fourth quarter of 2002 and the first half of 2003, respectively.

     The Company also granted the executive officers 1,779 stock options at $10.77 per share under the Company's 2002 Omnibus Incentive Plan approved by stockholders on May 30, 2002, of which 593 were fully vested upon issuance. The remaining stock options vest ratably over a two-year period. All of the stock options expire 10 years from their grant date.


13 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          --------------------
                                                           2002          2001
                                                           ----          ----
   Schedule of non-cash investing and
     financing activity:
       Acquisition of Treasury Stock in Exchange
         for Notes and Interest Receivable............    $ 15,202       $   --
                                                          ========       ======

14 -- SUBSEQUENT EVENTS

     The Company and the University of Leicester announced on October 8, 2002 that they would participate in a collaboration for microbial biotechnology between the European Union (EU) and the People's Republic of China. The three-year project funded by the European Commission Fifth Framework Program strives to identify metabolic and genetic diversity as a source of new and valuable products.

     During August 2002, the Company announced that, at a regularly scheduled meeting of its board of directors, W. Thomas Mitchell, age 56, formally announced his intention to step down as Chief Executive Officer and President. Mr. Mitchell will remain chairman of the Company's board. In October 2002, the Company announced the hiring of Jean-Jacques Bienaime to succeed Mr. Mitchell as Chief Executive Officer and President in November 2002. Mr. Bienaime will also serve as a director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our 2001 Annual Report on Form 10-K, as well as the condensed consolidated unaudited financial statements and related notes included elsewhere in this report.


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

     We manufacture our products through our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China and Argentina. For the nine months ended September 30, 2002, as well as the year ended December 31, 2001, we derived approximately 50% of our revenues from our foreign operations.


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

    With the adoption of SFAS No. 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. Also, there were no adjustments made to the amortization periods or residual values of other intangible assets. Accordingly, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS No. 142. We completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and have determined that no potential impairment exists. As a result, we recognized no transitional impairment loss to date in fiscal 2002 in connection with the adoption of SFAS No. 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the accounting for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires the measurement of long-lived assets at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002. There was no financial statement impact as a result of the adoption. We will apply its provisions to future impairments or disposals of long-lived assets as they occur.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from extinguishment of debt.

This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on our financial position or our results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.


SUMMARY OF RESULTS

    For the three months ended September 30, 2002, net income available for common stockholders decreased to $1.1 million, or $0.02 per diluted share, from $1.6 million, or $0.03 per diluted share, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net income available for common stockholders decreased to $1.2 million, or $0.02 per diluted share, from $8.3 million, or $0.14 per diluted share, for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we recorded restructuring and related charges of $16.4 million, or $10.4 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $11.6 million, or $0.19 per diluted share for the nine months ended September 30, 2002.


RECENT DEVELOPMENTS

     During August 2002, we announced that, at a regularly scheduled meeting of our board of directors, W. Thomas Mitchell, age 56, formally announced his intention to step down as Chief Executive Officer and President. Mr. Mitchell will remain chairman of our board. In October 2002, we announced the hiring of Jean-Jacques Bienaime to succeed Mr. Mitchell as Chief Executive Officer and President in November 2002. Mr. Bienaime will also serve as a director.

    During September 2002, we received the 2002 World Technology Award in the biotechnology category from the World Technology Network (WTN). The awards were given to 10 companies across different disciplines deemed by the WTN to have the greatest likely future significance and impact on their industry and society. Some of the recipients of the award in the other categories include Apple, IBM and Toyota.

    During October 2002, we along with the University of Leicester announced participation in a collaboration for microbial biotechnology between the European Union (EU) and the People's Republic of China. The three-year project funded by the European Commission Fifth Framework Program strives to identify metabolic and genetic diversity as a source of new and valuable products.

    Also during October 2002, we along with DuPont Bio-Based Materials announced the achievement of major technical milestones in the development of a microbe which produces the key ingredient in a new corn-based DuPont polymer. Through a fermentation process, the microbe converts sugar (glucose) into a monomer, 1,3 propanediol, or PDO. The monomer is then used to make DuPont(TM) Sorona(R) 3GT polymer.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2002 and 2001

    Revenues. Total revenues for the three months ended September 30, 2002 increased $9.7 million, or 12%, to $90.5 million from the three months ended September 30, 2001, due to increases in both product revenues and fees and royalty revenues.

    Product Revenues. Product revenues for the three months ended September 30, 2002 increased $8.1 million, or 10%, to $85.9 million from the three months ended September 30, 2001. For the three months ended September 30, 2002, the unit volume/mix increased 13% and the impact of foreign currency increased 1% while average prices fell 4%. Volume increased primarily due to increased sales volume with our grain milling, fuel ethanol and textile customers.

    Regionally, North American product revenues for the three months ended September 30, 2002 increased $2.4 million, or 6%, to $40.0 million from the three months ended September 30, 2001, driven primarily by increased sales to our grain milling, fuel ethanol and cleaning customers, partially offset by decreased sales to a major customer. Product revenues in Europe, Africa and the Middle East for the three months ended September 30, 2002 increased $4.7 million, or 18%, to $31.5 million from the three months ended September 30, 2001, driven primarily by increased sales to grain processing customers and sales to a major customer, partially offset by decreased sales to our cleaning customers. Our product revenues in Latin America for the three months ended September 30, 2002 decreased $0.8 million, or 20%, to $3.3 million from the three months ended September 30, 2001 due primarily to decreased sales to our cleaning customers. Product revenues in the Asia Pacific region increased $1.8 million, or 19%, to $11.1 million for the three months ended September 30, 2002 from the three months ended September 30, 2001 due mainly to increased sales to our grain processing and textile customers.

    Fees and Royalty Revenues. Fees and royalty revenues increased $1.7 million, or 55%, to $4.6 million for the three months ended September 30, 2002 from the three months ended September 30, 2001, due primarily to an increase in customer funded research revenues.

    Funded research revenues increased $1.7 million, or 63%, to $4.4 million for the three months ended September 30, 2002, from the three months ended September 30, 2001. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $0.1 million, or 11%, to $0.8 million for the three months ended September 30, 2002 from the three months ended September 30, 2001 primarily due to timing of funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers increased $1.8 million, to $3.6 million for the three months ended September 30, 2002 from the three months ended September 30, 2001, primarily driven by funding from a strategic alliance we entered into with the Dow Corning Corporation during the fourth quarter of 2001.

    Royalties remained consistent for the three months ended September 30, 2002 with the three months ended September 30, 2001 at $0.2 million.


Operating Expenses

    Cost of Products Sold. Cost of products sold increased $6.2 million, or 14%, to $50.3 million for the three months ended September 30, 2002, from the three months ended September 30, 2001. Our expanded sales volume/mix increased costs $3.8 million along with the sale of higher cost inventories of $3.9 million, primarily driven by operating both Elkhart, Indiana and Beloit, Wisconsin facilities since the acquisition. Production ceased at our Elkhart, Indiana facility in September 2002. These increases were partially offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $1.5 million.

    Gross Profit and Margins from Products Sold. Gross profit from products sold increased $1.9 million, or 6%, to $35.6 million for the three months ended September 30, 2002 from the three months ended September 30, 2001. This overall increase was caused by significant product revenue related factors including a 13% increase in volume/mix processed through our plants, partially offset by an average price decline of 4%. This net increase in gross profit was also driven by a $2.5 million increase due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors however, gross margin on product revenue decreased to 41.5% for the three months ended September 30, 2002 from 43.3% for the three months ended September 30, 2001, primarily driven by operating both Elkhart, Indiana and Beloit, Wisconsin facilities since the acquisition. Production ceased at our Elkhart, Indiana facility in September 2002.

    Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $2.6 million, or 17%, to $17.4 million for the three months ended September 30, 2002 from the three months ended September 30, 2001, as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $0.9 million, or 29%, to $4.0 million for the three months ended September 30, 2002 from the three months ended September 30, 2001.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $1.2 million, or 17%, to $8.3 million for the three months ended September 30, 2002 from the three months ended September 30, 2001, due primarily to increased stock-based compensation of $1.1 million and personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.4 million, partially offset by decreases in outside services of $0.3 million.

    General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $1.0 million, or 13%, to $8.8 million for the three months ended September 30, 2002 from the three months ended September 30, 2001, due primarily to increased stock-based compensation of $0.7 million, personnel-related costs, including salaries, benefits and travel expenses of $0.2 million, and employee programs of $0.1 million.

    Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting of patents, licenses and other contractual agreements, on a straight-line basis over their estimated useful lives. Amortization expense decreased $1.2 million, or 46%, to $1.4 million for the three months ended September 30, 2002 from the three months ended September 30, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

    Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other expense for the three months ended September 30, 2002 increased $0.9 million to $0.2 million from the three months ended September 30, 2001. This increase was due primarily to losses associated with foreign currency transactions.

    Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the three months ended September 30, 2002 was $1.8 million, which included the acceleration of certain amortization as discussed under the heading " Related Party Transactions," and for the three months ended September 30, 2001 was $0.6 million.

     During the fourth quarter of 2001, we converted previously issued Stock Appreciation Rights (SARs) to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, deferred stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date.

    In total, amortization of this deferred stock-based compensation expense was $2.0 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                            2002        2001
                                                            ----        ----
Cost of products sold..................................    $  0.2      $    -
Research and development...............................       0.3         0.2
Sales, marketing and business development..............       0.7         0.2
General and administrative.............................       0.8         0.2
                                                           ------      ------
Total amortization of deferred compensation expense....    $  2.0      $  0.6
                                                           ======      ======


Non Operating Expense and Income

    Interest Income. Interest income decreased $1.0 million, or 43%, to $1.3 million for the three months ended September 30, 2002 from the three months ended September 30, 2001 due mainly to the reduction of our cash balances, discussed below under the heading " Liquidity and Capital Resources."

    Income Taxes. The effective income tax rate for the three months ended September 30, 2002 was 17%, compared to 27% for the three months ended September 30, 2001. The effective rate for the three months ended September 30, 2002 is representative of our most recent assessment of our annual effective income tax rate. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. During the three months ended September 30, 2002 and 2001, we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


Comparison of the Nine Months Ended September 30, 2002 and 2001

    Revenues. Total revenues for the nine months ended September 30, 2002 increased $22.0 million, or 9%, to $261.9 million from the nine months ended September 30, 2001, due to increases in both product revenues and fees and royalty revenues.

    Product Revenues. Product revenues in the nine months ended September 30, 2002 increased $15.3 million, or 7%, to $246.9 million from the nine months ended September 30, 2001. Excluding the impact of the stronger U.S. dollar against foreign currencies, product revenues for the nine months ended September 30, 2002 would have increased by approximately 8% to $249.2 million. For the nine months ended September 30, 2002, unit volume/mix grew 11% while average prices fell 3%. Volume increased primarily due to increased sales to a major customer and increased sales to our grain milling, fuel ethanol and textiles customers, partially offset by decreased sales to our cleaning customers.

    Regionally, North American product revenues for the nine months ended September 30, 2002 increased $6.4 million, or 6%, to $118.0 million from the nine months ended September 30, 2001, driven primarily by sales to our grain milling and fuel ethanol customers, partially offset by decreased sales to a major customer and decreased sales to our cleaning and fabric care customers. Product revenues in Europe, Africa and the Middle East for the nine months ended September 30, 2002 increased $7.6 million, or 9%, to $87.6 million from the nine months ended September 30, 2001, driven primarily by increased sales to a major customer, and sales to our grain processing and textiles customers, partially offset by decreased sales to our cleaning customers. Our product revenues in Latin America for the nine months ended September 30, 2002 decreased $3.8 million, or 28%, to $9.8 million from the nine months ended September 30, 2001 due primarily to decreased sales to our cleaning and fabric care customers, partially offset by increased sales to a major customer. Product revenues in the Asia Pacific region increased $5.0 million, or 19%, to $31.5 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001, due mainly to increased sales to a major customer and increased sales to our grain processing and textiles customers, partially offset by a decrease in sales to our cleaning customers.

    Fees and Royalty Revenues. Fees and royalty revenues increased $6.8 million, or 83%, to $15.0 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001, due primarily to an increase in customer funded research revenues.

     Funded research revenues increased $6.7 million, or 91%, to $14.1 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $0.1 million, or 4%, to $2.6 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 primarily due to timing of funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers increased $6.8 million to $11.5 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001, primarily driven by funding from a strategic alliance we entered into with the Dow Corning Corporation during the fourth quarter of 2001.

    Royalties remained consistent for the nine months ended September 30, 2002 with the nine months ended September 30, 2001 at $0.8 million.

Operating Expenses

    Cost of Products Sold. Cost of products sold increased $9.9 million, or 8%, to $138.5 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. Our expanded sales volume/mix increased costs $8.9 million along with the sale of higher cost inventories of $5.7 million, primarily driven by operating both Elkhart, Indiana and Beloit, Wisconsin facilities since the acquisition. Production ceased at our Elkhart, Indiana facility in September 2002. These increases were partially offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $4.7 million.

    Gross Profit and Margins from Products Sold. Gross profit from products sold increased $5.4 million, or 5%, to $108.4 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This overall increase was caused by significant product revenue related factors including an 11% increase in volume/mix processed through our plants, partially offset by an average price decline of 3%. This net increase in gross profit was also driven by a $2.4 million increase due to the impact of the stronger U.S. dollar against foreign currencies. As a result of these factors however, gross margin on product revenue decreased to 43.9% for the nine months ended September 30, 2002 from 44.5% for the nine months ended September 30, 2001, primarily driven by operating both Elkhart, Indiana and Beloit, Wisconsin facilities since the acquisition. Production ceased at our Elkhart, Indiana facility in September 2002.

    Research and Development. Research and development expenses increased $7.5 million, or 18%, to $50.3 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 as we increased our investment in technology and product development for new markets and hired additional internal staff to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $4.3 million, or 59%, to $11.6 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

    Sales, Marketing and Business Development. Sales, marketing and business development expenses increased $3.2 million, or 15%, to $24.0 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001, primarily due to increased stock-based compensation of $1.2 million, personnel-related costs, including salaries, benefits, commissions and travel expenses of $1.2 million, employee programs of $0.5 million, and outside service costs of $0.1 million.

    General and Administrative. General and administrative expenses increased $3.4 million, or 16%, to $25.1 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001, due primarily to increased outside service costs of $2.1 million, stock-based compensation of $0.7 million, personnel-related costs, including salaries, benefits, and travel expenses of $0.5 million and employee programs of $0.3 million.

    Amortization of Intangible Assets. Amortization expense decreased $3.3 million, or 45%, to $4.0 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

    Other Expense and Income. Other income for the nine months ended September 30, 2002 was $3.3 million as compared to less than $0.1 million of income for the nine months ended September 30, 2001. This difference in income of $3.3 million was primarily due to an increase in Argentine peso- and Euro-driven foreign currency transaction gains during the nine months ended September 30, 2002.

    Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the nine months ended September 30, 2002 was $3.2 million, which included the acceleration of certain amortization as discussed under the heading " Related Party Transactions," and for the nine months ended September 30, 2001 was $2.0 million.

     During the fourth quarter of 2001, we converted previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, deferred stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date.

    In total, amortization of this deferred stock-based compensation expense was $3.6 million and $2.0 million for the nine months ended September 30, 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                           2002        2001
                                                           ----        ----
Cost of products sold..................................   $  0.3      $  0.1
Research and development...............................      0.7         0.7
Sales, marketing and business development..............      1.4         0.6
General and administrative.............................      1.2         0.6
                                                          ------      ------
Total amortization of deferred compensation expense....   $  3.6      $  2.0
                                                          ======      ======


Non Operating Expense and Income

    Interest Income. Interest income decreased $3.9 million, or 49%, to $4.1 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 due mainly to the reduction of our cash balances, discussed below under the heading " Liquidity and Capital Resources."

    Income Taxes. The effective income tax rate for the nine months ended September 30, 2002 was a 50% tax benefit, compared to a 27% tax expense for the nine months ended September 30, 2001. The effective rate for the nine months ended September 30, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. The rate also included the effect of the one-time restructuring and related charges. The tax benefit related to these restructuring and related charges is approximately $6.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002 and 2001, we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.


ACQUISITION

     During February 2002, we acquired EBS from Corn Products International, Inc. for a total cash purchase price of $35.8 million and the assumption of $1.0 million in debt. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with our results of operations since the acquisition date. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed during the quarter ended December 31, 2002. According to our preliminary allocation of the purchase price, the net assets acquired consist of the following as of September 2002 (in millions):


                  Working capital.....................................  $  3.9
                  Property, plant and equipment.......................    21.1
                  Intangible assets...................................    11.5
                  Long-term liabilities...............................    (0.7)
                                                                        -------
                                                                        $ 35.8
                                                                        ======


    Included in working capital acquired is a provision to restructure the entity of approximately $1.0 million, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of September 30, 2002, costs totaling approximately $1.0 million had been charged to this restructuring provision and all 22 employees had terminated their employment with us.

RESTRUCTURING AND RELATED CHARGES

    During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. Approximately 119 positions will be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of September 30, 2002, 111 employees had terminated their employment with us.

    As a result of the plan, restructuring and related charges of $16.4 million were recorded in our operating earnings in the nine months ended September 30, 2002. These charges were primarily driven by employee severance and related costs of approximately $3.8 million, costs to dismantle portions of the restructured facilities of $1.0 million, costs to terminate long-term utility agreements of $0.3 million, other costs totaling $0.2 million, and $9.5 million for property, plant and equipment that was deemed impaired as it would no longer be utilized by us after the restructuring. The impairment charge was determined based on remaining book value, as we believe there is no active market in which to sell the specific assets. We expect full implementation to be completed in the fourth quarter of 2002. In addition, we recorded costs related to the restructuring, such as those related to the transition of activities between the Elkhart and EBS facilities, of $1.6 million as incurred during the nine months ended September 30, 2002. At September 30, 2002, we had a remaining liability of $2.8 million related to this restructuring.


RELATED PARTY TRANSACTIONS

     On August 21, 2002, in order to eliminate all stock-related loans, certain executive officers surrendered approximately 1.4 million restricted shares to us at a value of $10.77 per share, to make full payment of the outstanding principal of $14.6 million and accrued interest of $0.6 million on their obligations under notes issued in connection with their purchase of restricted common stock at $9.70 per share in April 2000. Also included in the value of the surrendered shares was a cash payment to cover an estimated $0.2 million of net capital gain tax incurred by the officers. We are holding the surrendered shares as treasury shares.

     In connection with this transaction, we accelerated the vesting of approximately 0.6 million restricted shares. Accordingly, we incurred incremental compensation expense of $0.5 million in the third quarter of 2002. In addition, we accelerated the recognition of $0.8 million in previously deferred compensation charges, of which $0.4 million would otherwise have been recognized in each of the fourth quarter of 2002 and the first half of 2003, respectively.

     We also granted the executive officers 1.8 million stock options at $10.77 per share under our 2002 Omnibus Incentive Plan approved by stockholders on May 30, 2002, of which 0.6 million were fully vested upon issuance.


 LIQUIDITY AND CAPITAL RESOURCES

    Our funding needs consist primarily of capital expenditures, research and development activities, sales and marketing expenses, and expenses for general corporate purposes. We have financed our operations primarily through cash from the sale of products, the sale of common stock, research and development funding from partners, government grants, and short-term and long-term borrowings.

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

    As of September 30, 2002, cash and cash equivalents totaled $171.3 million. The funds were invested primarily in short-term instruments, including A1-P1 rated commercial paper, institutional money market funds, auction rate preferred securities and bank deposits.

    Cash provided by operations was $27.1 million and $25.3 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $1.8 million in 2002 from 2001 was generated principally by operating income, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

    Cash used by investing activities was $50.6 million and $23.6 million for the nine months ended September 30, 2002 and 2001, respectively. This increase of $27.0 million was driven primarily by the EBS acquisition of $35.8 million and the equity investment in Seattle Genetics, Inc. of $3.0 million during the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, were $11.9 million in 2002 compared with $14.9 million in 2001. A significant portion of the capital spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements.

    Cash used by financing activities was $26.8 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2001 cash provided by financing activities was $0.1 million. This difference of approximately $27.0 million was primarily driven by the 2002 payment on our long-term debt of $28.0 million. No dividends were paid to common stockholders during the nine months ended September 30, 2002 and 2001. We currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

    As of September 30, 2002, we had a $60.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of two separate credit agreements, makes available to us $40.0 million of committed borrowings pursuant to a credit agreement that expires on January 31, 2004, and $20.0 million of committed borrowings pursuant to a 364-day credit agreement that expires on January 30, 2003. The combined facility carries facility fees of 0.35% on the amount of unborrowed principal under the $40.0 million agreement and 0.30% under the $20.0 million agreement. As of October 31, 2002, there were no borrowings under either facility.

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

     As of September 30, 2002, cash and cash equivalents totaled $171.3 million. Of this amount, $84.4 million was denominated in Euros. The remainder, or $86.9 million, was primarily denominated in U.S. dollars. Other than the second installment of $28.0 million due on March 30, 2003 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources" in this Report, short-term debt outstanding at September 30, 2002 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. dollars.


Interest Rates

     Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt, which consists of $112.0 million 6.82% senior notes outstanding at September 30, 2002, maturing in four annual installments of $28.0 million, from March 30, 2003 through March 30, 2006.

     On January 31, 2002, we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on a $28.0 million notional amount of our long-term indebtedness. On May 14, 2002, we entered into another interest rate swap contract to pay a variable rate of interest based on the six month LIBOR and receive fixed rates of interest at 6.82% on an additional $28.0 million notional amount of our long-term indebtedness. On July 31, 2002 we sold both swap contracts for approximately $1.0 million in cash. The gain on the sale will be amortized against interest expense over the original maturity date of the swaps. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", these interest rate swap contracts that hedged the senior notes had an immaterial effect on the statement of operations and were not material to the balance sheet as of the date of their sale.


Foreign Currency Exposure

       We conduct business throughout the world. To date, we have derived approximately 50% of our 2002 revenues and approximately all of our 2002 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars. We recorded a $0.6 million gain from U.S. dollar/Euro transactions through the nine months ended September 30, 2002 due to the strengthening of the Euro.

    Our manufacturing and administrative operations for Latin America are located in Argentina. Severe economic conditions, resulted in a 2001 year-end devaluation of the Argentine Peso. As a result, our subsidiary, which has an Argentine Peso functional currency, reported lower U.S. dollar net assets due to the translation impact resulting from the devaluation. Due to the fact that a significant part of our Latin American revenues were denominated in U.S. dollars, our statement of operations reflected a $2.4 million foreign currency gain from the remeasurement of related accounts receivable through the nine months ended September 30, 2002.

           Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of $0.2 million in the statement of operations for the nine months ended September 30, 2002 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

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

     We do not currently possess the resources necessary to independently develop and commercialize products for all of the market opportunities that may result from our technologies. We intend to form strategic alliances with industry leaders in our target markets to gain access to funding for research and development, additional expertise and new distribution channels. We may fail to enter into the necessary strategic alliances or fail to commercialize the products anticipated from the alliances. Our alliances could be harmed if:

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

     In addition, our five largest customers collectively accounted for over 57% of our 2001 product revenues with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2001 were Benckiser N.V., Cargill, Incorporated, the FinnFeeds Division of Danisco A/S, The Procter & Gamble Company, and Unilever N.V. Any one of these customers may reduce its level of business with us. Should any of our largest customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

     We have arrangements of various durations with our major customers and are routinely involved in discussions regarding the status of these relationships. These discussions may lead to extensions or new commercial arrangements or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, our customer base will change over time as will the nature of our relationships with individual customers, including major customers.

WE INTEND TO ACQUIRE BUSINESSES, TECHNOLOGIES AND PRODUCTS, BUT WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS, AND WE MAY INCUR COSTS THAT COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR PROFITABILITY.

     In the future, we may acquire other businesses, technologies and products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, we may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire without a significant expenditure of operating, financial and management resources, if at all. Further, we may fail to realize the anticipated benefits of any acquisition, including our recent acquisition of EBS. Future acquisitions could dilute our stockholders' interest in us and could cause us to incur substantial debt, expose us to contingent liabilities and could negatively impact our profitability.

IF WE FAIL TO SECURE ADEQUATE INTELLECTUAL PROPERTY PROTECTION OR BECOME INVOLVED IN AN INTELLECTUAL PROPERTY DISPUTE, IT COULD SIGNIFICANTLY HARM OUR FINANCIAL RESULTS AND ABILITY TO COMPETE.

     The patent positions of biotechnology companies, including our patent positions, can be highly uncertain and involve complex legal and factual questions, and, therefore, enforceability is uncertain. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that we protect our technologies with valid and enforceable patents or as trade secrets. We rely in part on trade secret protection for our confidential and proprietary information by entering into confidentiality agreements and non-disclosure policies with our employees and consultants. Nonetheless, confidential and proprietary information may be disclosed, and others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets.

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

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO ACHIEVE OUR STATED CORPORATE OBJECTIVES.

     Our ability to manage our anticipated growth, if realized, effectively depends on our ability to attract and retain highly qualified executive officers and technology and business personnel. In particular, our product development programs depend on our ability to attract and retain highly skilled researchers. Competition for such individuals is intense. If we fail to attract and retain qualified individuals, we may not be able to achieve our stated corporate objectives.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including W. Thomas Mitchell, the Company's Chairman and Chief Executive Officer, and Raymond J. Land, the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Mitchell and Mr. Land concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     During August 2002, the Company announced that, at a regularly scheduled meeting of its board of directors, W. Thomas Mitchell, age 56, formally announced his intention to step down as Chief Executive Officer and President. Mr. Mitchell will remain Chairman of the Company's board. In October 2002, the Company announced the hiring of Jean-Jacques Bienaime to succeed Mr. Mitchell as Chief Executive Officer and President in November 2002. Mr. Bienaime will also serve as a director.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

           See Index to Exhibits

     B.   REPORTS ON FORM 8-K

           On August 23, 2002, the Company filed a Form 8-K (under Item 5) regarding (i) the intention of W. Thomas Mitchell to step down as Chief Executive Officer and President upon the naming of a successor and to retire in 2003 and (ii) the tender by the Company's executive officers of approximately 1,400,000 shares of restricted stock in full payment of the outstanding balances of principal and accrued interest in obligations under notes issued in connection with the purchase of restricted stock by the executive officers in April 2000. The report did not include any financial statements.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GENENCOR INTERNATIONAL, INC.



NOVEMBER 14, 2002                        By: /s/  RAYMOND J. LAND
---------------------------                  -----------------------------------
Date                                     Raymond J. Land
                                         Senior Vice President and
                                         Chief Financial Officer




NOVEMBER 14, 2002                        By: /s/  DARRYL L. CANFIELD
---------------------------                  -----------------------------------
Date                                     Darryl L. Canfield
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

CERTIFICATIONS


I, W. Thomas Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Genencor International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                   By: /s/ W. THOMAS MITCHELL
                                               --------------------------------
                                           W. Thomas Mitchell,
                                           Chairman and Chief Executive Officer

I, Raymond J. Land, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Genencor International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                           By: /s/ RAYMOND J. LAND
                                                       ------------------------
                                                   Raymond J. Land,
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

(2)            PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
               SUCCESSION
                        Not applicable.
(3)            ARTICLES OF INCORPORATION AND BY-LAWS
               3.1 Form of Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.3 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
               3.2 Form of Amended and Restated Bylaws is incorporated herein by reference to Exhibit 3.4 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
(4)            INSTRUMENTS DEFINING THE RIGHTS OF SECURITIES HOLDERS, INCLUDING
               INDENTURES
               4.1 Exhibit 3.1 to this Report is incorporated herein by reference.
               4.2 Exhibit 3.2 to this Report is incorporated herein by reference.
               4.3 Form of Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.
               4.4 Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein dated March 28, 1996 is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.
               4.5 $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
                        4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
               4.6 $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
               4.7 Amendment No. 1 dated as of April 20, 2001 to the $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
                        4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
               4.8 Amendment No. 1 dated as of April 20, 2001 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.
               4.9 Amendment No. 2 dated as of January 31, 2002 to the $16,000,000 364-Day Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
               4.10 Letter Agreement dated as of January 31, 2002 among JP Morgan Chase Bank, ABN AMRO Bank, NV, the Bank of New York, Credit Suisse First Boston and the Company regarding Credit Agreements dated as of January 31, 2001 and Acquisition of Enzyme Bio-Systems is incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(10)           MATERIAL CONTRACTS
               *#10.1 Retirement and Consulting Agreement dated as of August 21, 2002 between W. Thomas Mitchell and the Company.

(11)           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                        Not included as a separate exhibit as computation can be determined from Note 3 to the financial statements included in this Report under Item 1.
(15)           LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION
                        Not applicable.
(18)           LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                        Not applicable.
(19)           REPORT FURNISHED TO SECURITY HOLDERS
                        Not applicable.
(22)           PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF
               SECURITY HOLDERS
                        Not applicable.
(23)           CONSENTS OF EXPERTS AND COUNSEL
                        Not applicable.
(24)           POWER OF ATTORNEY
                        Not applicable.
(99)           ADDITIONAL EXHIBITS
               *99.1 Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
*      Exhibits filed with this Report.
#      Management contract or compensatory plan.