Form 10-K
period 2002-12-31
GENENCOR INTERNATIONAL INC
filed 2003-03-26
CIK 1113099

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES |X|  NO | |

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                                       | |

            INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                               YES |X|  NO | |

      THE AGGREGATE MARKET VALUE (BASED UPON THE CLOSING PRICE ON THE NASDAQ STOCK MARKET ON JUNE 30, 2002) OF THE 8,120,561 SHARES OF VOTING STOCK HELD BY NON-AFFILIATES AS OF JUNE 30, 2002 WAS APPROXIMATELY $79,500,292.

      AS OF MARCH 14, 2003, THERE WERE 58,576,827 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

      PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT TO BE HELD ON MAY 29, 2003 HAVE BEEN INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12 AND 13 OF THIS REPORT.

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I.
     Item 1.  Business.........................................................................................      3
     Item 2.  Properties.......................................................................................     21
     Item 3.  Legal Proceedings................................................................................     21
     Item 4.  Submission of Matters to a Vote of Security Holders..............................................     21

PART II.
     Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.........................     22
     Item 6.  Selected Financial Data..........................................................................     23
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............     25
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................     37
     Item 8.  Financial Statements and Supplementary Data......................................................     39
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............     68

PART III.
     Item 10. Directors and Executive Officers of the Registrant...............................................     68
     Item 11. Executive Compensation...........................................................................     68
     Item 12. Security Ownership of Certain Beneficial Owners and Management...................................     68
     Item 13. Certain Relationships and Related Transactions...................................................     69
     Item 14. Controls and Procedures..........................................................................     69

PART IV.
     Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................     69

SIGNATURES.....................................................................................................     71
CERTIFICATIONS.................................................................................................     72
INDEX to EXHIBITS..............................................................................................     74

This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Items 1, 7, and 7A of this Report. The Company disclaims any obligation to update any forward-looking statement to reflect facts or circumstances after the date hereof.

Unless otherwise specified, all references to the "Company", "we", "us", "our", and "ourselves" refer to Genencor International, Inc. or Genencor International, Inc. and its subsidiaries collectively, as appropriate in the context of the disclosure.

PART I.

ITEM 1. BUSINESS

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

      We are a diversified biotechnology company that develops and delivers products and services for the industrial, consumer, and agri-processing markets, which we refer to as our bioproducts business. In addition, we are developing products for the health care market. Using an integrated set of technology platforms, including gene discovery and functional genomics, molecular evolution and design, and human immunology, we develop products that deliver innovative and sustainable solutions to many of the problems of everyday life.

      Our strategy is to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and to address new opportunities in bioproducts and health care. Our product formulations contain enzymes that are used in applications as diverse as removing stubborn stains from clothing, converting corn starch to the sweetener used in many soft drinks and certain foods, and enhancing the nutritional value of grains for animal feed. We currently manufacture and market these products through our global supply chain of 15 global distribution locations on four continents, which includes eight manufacturing facilities. In addition, we are developing a number of other products independently as well as through collaborations.

      We have a strong commitment to research as an essential component of our product development effort. We focus our research and development activities in our technology platforms to discover, optimize, produce and deliver products to our target markets. An important part of our research and development effort is undertaken through third-party collaborations that contribute significant technology and other resources to the development and commercialization of products. We believe this aspect of our research and development effort will be important as we expand into health care and other new markets.

      Our initiatives in 2002 concerning the bioproducts business included the acquisition in February of Enzyme Bio-Systems Ltd. (EBS) from Corn Products International, Inc., a leading agri-processor. We have since changed the name of EBS to Genencor International Wisconsin, Inc. and incorporated its Beloit, Wisconsin manufacturing facility into our global supply chain. As part of this transaction, we also entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. As a result of the acquisition of the Beloit facility, as well as economic conditions in Latin America and the devaluation of the Argentine peso, we restructured our overall supply infrastructure in 2002 by ceasing operations at our Elkhart, Indiana plant (consisting of one manufacturing facility and two distribution locations) and downsized our Argentine facilities.

      In 2002, we filed more patent applications than at any time in our history, submitting 85 new and continuation in part utility applications. Forty-one of the new filings are directed at technology in the bioproducts arena, 28 in the basic technology arena and 16 in the health care field. In addition, as evidence of the emphasis we place on the protection of our intellectual property, in 2002 we owned or controlled 40 newly granted patents from the U.S. Patent and Trademark Office and 15 from the European Patent Office.

      Also on the bioproducts front, we successfully completed the first year of our two-year alliance with Dow Corning Corporation to create a new proprietary Silicon Biotechnology platform with the achievement of milestones and the establishment of the alliance's first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food.

      Most recently, we acquired the brewing and enzyme business of Rhodia Food UK Limited in December 2002 in an acquisition that included technology, product lines and personnel and will broaden our bioproducts portfolio and technical service capabilities in the food, feed and specialty enzyme market sectors. No facilities were included in this transaction.

      During 2002, we also continued to pursue a health care strategy built upon our current capabilities in modifying, optimizing and manufacturing proteins. Our health care initiative currently focuses on protein therapeutics, which includes drug discovery, drug optimization, and immunotherapeutics, also known as therapeutic vaccines. Consistent with our health care strategy, we entered into a therapeutic vaccine collaboration with The Johns Hopkins University in January 2002. In February, we announced a collaboration with Seattle Genetics, Inc. relating to targeted enzyme prodrug therapy for treating cancer. These collaborations involved certain up front license fees paid by us as well as the potential for additional milestone payments. We also purchased a minority interest in the common stock of Seattle Genetics. We expect these collaborations to add technology and potential products to our therapeutics program.

      We also began construction of a facility for the clinical-scale manufacture of human therapeutic proteins at the site of our manufacturing facility in Rochester, New York. The facility is designed to produce pharmaceutical grade materials for pre-clinical and clinical studies, and we expect facility start up and validation to occur in the first quarter of 2004.

      The Company traces its history to 1982 when Genencor, Inc. was formed as a joint venture between Genentech, Inc. and Corning, Inc. In 1987, Eastman Kodak Company acquired a 25% interest in Genencor, Inc. The Company was incorporated in Delaware in 1989 and commenced operations in 1990 when Cultor Ltd. and Eastman Kodak formed a joint venture in the industrial biotechnology area and acquired Genencor, Inc. In 1993, Eastman Kodak transferred its 50% interest in the Company to Eastman Chemical Company. In 1999, Danisco A/S acquired Cultor Ltd., which is now known as Danisco Finland OY. After the Company's initial public offering and continuing to the present, Eastman Chemical Company and its affiliates and Danisco and its affiliates each own in excess of 40% of our outstanding common stock.

OUR MARKETED PRODUCTS

      In 2002, we realized $329.3 million in product revenues through the sale of approximately 250 products in more than 85 countries. We group our existing products into three general functional categories: enzymes that break down protein, enzymes that break down starch and enzymes that break down cellulose. These products are then marketed to the industrial, consumer and agri-processing markets through our direct sales organization and other distribution channels. Industrial and consumer market applications include fabric care, cleaning and textile processing, as well as the emerging market of personal care. The agri-processing market applications include classes of enzymes utilized in the grain processing, animal feed and specialties areas. Along with these applications, we are currently evaluating products acquired with the brewing and enzyme business of Rhodia Food UK Limited in December of 2002 to effectively incorporate them into our bioproducts portfolio.

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

Personal Care Products

      We currently market a high-performance protease used in Dawn Special Care, a hand dish care product sold by The Procter & Gamble Company offering skin-softening benefits to consumers.

AGRI-PROCESSING MARKETS

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

      - Fermenzyme: A product line of glucoamylase and protease enzyme blends used in the production of alcohol; and

      - G-Zyme: A line of alpha amylases and glucoamylases for starch processing to produce sweeteners, ethanol and other products.

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

PRODUCTS IN DEVELOPMENT

      The continued success of our business depends on our ability to develop innovative products that meet our customers' needs in our target markets. We are developing products for the industrial, consumer, and agri-processing markets as well as products for the health care market. While we have product development programs underway in each of our target markets, we have not yet marketed any products for the health care market. Our ability to develop products for our targeted markets, including health care, may be limited by our resources, our ability to develop and maintain strategic alliances, and the licensing and development of necessary technology. To date, we have financed operations and product development from the sale of products, the sale of stock, research and development funding from our strategic partners, government grants, and short-term and long-term borrowings.

Bioproducts

      We currently have numerous product development programs ongoing in the target markets associated with our bioproducts effort.

      Industrial and Consumer Markets

      Silicon Biotechnology. The Company's alliance with the Dow Corning Corporation seeks to combine the organizations' expertise in their respective fields of biotechnology and silicon chemistry to create a new, proprietary Silicon Biotechnology platform. Dow Corning and Genencor plan to jointly commercialize products developed by the alliance. In its first year of a two-year agreement, the alliance filed important patent applications in three broad areas and established a business unit to pursue its biosensor market opportunities. Patent applications were filed in 2002 in three strategic areas that we expect to define the initial fields of alliance activity. The first is in biotransformations, where the tools of biotechnology are used to modify silicon to create new materials with unique attributes or to create new, more environmentally efficient processes for existing silicon-based materials. The second area covers delivery systems where silicon and biological materials are combined to deliver active ingredients for application in a wide spectrum of markets, i.e., cleaning, health care and personal care. The third area covers nano-scale systems for biosensing devices and performance materials. The alliance also established its first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food. The business venture is expected to pursue commercialization opportunities alone and in partnership with market leaders in these target markets.

      Personal Care. Using our i-biotech approach, we are developing a family of reduced allergenic enzymes and proteins for the personal care market, including skin care, oral care and hair care.

      Polymer Intermediates. The chemical industry currently manufactures a polyester intermediate, 1,3 propanediol, using a chemical process. Propanediol is a critical component of a high-performance polyester, Sorona, which E.I. du Pont de Nemours and Company has announced plans to commercialize. The potential benefits of Sorona include improved fit and comfort, softness of touch, dyeability, resilience and stretch recovery. This polyester has potential applications in textiles and engineering thermoplastics. It is anticipated that its most significant uses will be for making apparel, upholstery, home fashions and carpets. Together with our strategic partner, E.I. du Pont de Nemours and Company, we have developed a novel biological process for the production of 1,3 propanediol that we believe will be less expensive than the current chemical process. This process is currently in pilot scale testing.

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

      Ascorbic Acid. Together with Eastman Chemical Company, we have announced our intent to commercialize an advanced process for the production of ascorbic acid, or vitamin C, from glucose. We believe our biotechnology-driven process will deliver the world's lowest cost ascorbic acid production process as it eliminates several steps from the traditional chemical synthesis.

      Prion Infectivity. In August 2001, we announced an exclusive collaboration with the United Kingdom's Centre for Applied Microbiology & Research to develop technology to eliminate prions, the infectious agent thought to cause mad cow disease as well as the human form of that disease. The two-year collaboration is focused on developing an enzyme-based method for treating surgical equipment, rendered animal material and blood products to eliminate prion infectivity. Six proprietary proteases from Genencor's extensive protease library have been tested for in vitro efficacy. Two candidate enzymes from this group have been selected for further evaluation. The parties also intend to investigate developing an effective rapid detection test.

      Other new products in development in this market include a new proprietary protease engineered for improved performance in dish care products, an oxidase enzyme used in the fabric care market, a novel enzyme acting on synthetic fibers and cloths for improved fabric care and manufacturing, a novel amylase which simplifies the starch conversion process, and a new enzyme targeting the feed, brewing and protein processing sectors.

      Agri-processing

      Biomass Conversion to Ethanol. The agricultural industry produces a vast amount of waste product known as biomass. Currently, the agricultural industry cannot economically convert biomass on a large scale to useful chemicals such as ethanol. In 2000, we were awarded a three-year $17.0 million partial matching funds contract by the National Renewable Energy Laboratory of the Department of Energy (NREL) to continue our efforts in developing a low cost enzyme system for the economic conversion of biomass to ethanol. In October of 2002, Genencor announced it has made significant progress toward our second year goal in the three-year program. Specifically, we are using our integrated technology platforms in an effort to deliver a 10-fold improvement in the economics of breaking down biomass into fermentable sugars.

      Bioingredients for Use in the Food Industry. In October 2000, we entered a four-year minimum term research and development agreement with Danisco A/S, one of the world's leading food ingredients companies, providing us up to $20.0 million in funding. An initial product candidate is being developed. Activities relating to additional product targets are also underway.

      Animal Feed and Nutrition. We are exploring a number of key enzymes and production systems for application in this market. Some of the enzymes being evaluated include enhanced xylanase, phytase and other enzymes for use in animal feed to increase the nutritional value of animal feed or to minimize pollution in animal waste. We have identified and are evaluating a proprietary enzyme with improved properties for feed applications from one of our collaborations.

      Also in the agri-processing market, we have initiated discussions with major agricultural companies as well as the U.S. Food and Drug Administration
(FDA) to use our i-mune assay for the identification of potentially allergenic components of foods.

Health Care

      In 2001, we commenced implementation of our health care business strategy. Since this is a recent initiative for the Company, our product pipeline is not as mature as in the bioproducts area. We expect to continue investing in internal research programs, external collaborations and other strategic investments in order to increase our development pipeline. We are currently focusing our efforts in two major areas: immunology and protein therapeutics.

     Immunology. One area of our development efforts in immunology is therapeutic vaccines, which we have identified as a potentially important market opportunity for us. Of particular interest is the development of candidates targeting the most serious oncogenic viruses. Our highest priority is the hepatitis B virus, a critical human pathogen that is poorly treated with available therapeutics. Significant progress has been made in this project, and a construct has been selected and manufactured for pre-clinical testing. The possibility of using a prime/heterologous boost strategy in conjunction with our deoxyribonucleic acid (DNA) hepatitis B vaccine construct is under evaluation and the outcome will determine whether an Investigational New Drug (IND) is filed in 2003 or 2004. As therapeutic vaccines today represent a new class of drugs rather than entries into an existing market, the business path forward has not yet been determined. We believe that the Company has several key scientific contributions to make in this new field, including our i-mune assay, which can play a central role in optimizing the elements of a vaccine construct to appropriately up-regulate the immune system and enhance a cytotoxic T lymphoctye
(CTL) response. An important aspect of our business strategy has been to form strategic collaborations during the initial discovery phase before entering vaccine candidates into clinical trials. We have two such relationships that we believe will enhance our vaccine platform. First, we have formed a strategic alliance with Epimmune Inc., including an exclusive license to Epimmune's epitope and PADRE technologies and related intellectual property rights for vaccines to treat hepatitis B, hepatitis C and human papilloma virus, and the Company has taken an equity stake in Epimmune. In addition, we have entered into a collaboration with The Johns Hopkins University that includes a license to proprietary technologies related to antigen targeting and dendritic cell activation, including co-stimulatory genes.

      Protein Therapeutics. The protein therapeutics market is growing significantly and is expected to represent as much as 50% of all new pharmaceuticals introduced by 2010. We have identified opportunities to use our molecular biology, immunology, protein engineering and manufacturing skills to address key problems typically associated with protein therapeutics and to discover and develop new protein therapeutics.

      The Company is leveraging its key capabilities and technologies in an important area of focus, protein drug discovery. In one program, we are using our expertise in exploiting natural and synthetic diversity to develop new methods for targeting therapeutics to cancer cells as opposed to healthy cells. For example, pursuant to our collaboration with Seattle Genetics, we are developing tumor-targeted enzymes that convert relatively non-toxic prodrugs into cytotoxic drugs; such an enzyme is concentrated specifically at the tumor site through either an antibody or a novel protein that targets a specific antigen expressed on the tumor cells. The catalytic activity of the enzyme then leads to a significantly increased concentration of the cytotoxic moiety and increased cell death at the tumor site. In a second research program, we are exploiting our deep knowledge of the structure and function of proteases and protease inhibitors - proteins critically involved in regulating activities of both normal and disease cells - for the development of new drugs for inflammatory diseases and other indications. Toward this goal, we are exploiting our expertise in protein expression, protein engineering and bioinformatics in an effort to discover natural molecules and create novel molecules that may be used as therapeutics.

      We are also exploring opportunities to leverage our expertise in protein expression and manufacturing for production of protein therapeutics. We believe that our history of process design and manufacturing will enable us to produce proteins at cost structures that are lower than the norm for the biopharmaceutical industry. We have made substantial progress in the construction of a clinical manufacturing facility designed to satisfy the U.S. Food and Drug Administration's current Good Manufacturing Practice (cGMP) regulations in order to meet the needs of our health care drug discovery portfolio and to provide strategic partnering opportunities. We are also leveraging our expertise in expression systems and process design to develop novel manufacturing methods for protein therapeutics including monoclonal antibodies.

      Another area of activity is protein drug optimization, which addresses problems ranging from immunogenicity to pharmacokinetics. For example, by identifying epitopes in a protein that initiate an immune response using our proprietary i-mune assay, we can evaluate the immunogenic potential of a protein. Through protein engineering, these problematic epitopes can be modified, thereby reducing the risk of an adverse immune response prior to human testing. We are applying such approaches to internal protein therapeutic candidates and developing collaborations to apply these approaches to existing drugs and lead compounds in development by third parties. In 2002, for example, we signed an agreement with a pharmaceutical partner for Genencor to evaluate an existing proprietary molecule using the i-mune assay.

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

      Our internal culture and gene collection allows us to access individual microorganisms, microbial consortia and genes representing a wide range of environmental niches. In combination with our extensive academic and governmental research collaborations, we can access biodiversity from environments ranging from Antarctic ice floes to the Soda Lakes of Kenya. As an example of our continuing interest in this area we have recently been selected as the sole industrial partner of a European Union (EU) funded program on microbial discovery. Included as non-industrial partners in the collaboration are the Chinese Academy of Sciences, University of Seville, Spain, University of Leicester, UK, and University of the Western Cape, RSA.

      Analysis of gene expression via transcriptional profiling using microarrays allows us to identify genes that may be transiently or differentially expressed under different growth conditions. Using these approaches in combination with our bacterial and fungal genome databases, we have identified key genes that are important for protein expression or regulation of gene expression during fermentation and production. As part of our NREL funded program to convert biomass for fuel, we have employed fungal arrayed transcriptional analysis to identify novel genes expressed during high-level protein production in our Trichoderma fungal host system.

      As a third approach to gene discovery, we use our state of the art fully integrated proteomics capability to isolate and identify proteins of interest. Our proprietary two-dimensional protein analysis systems allow us to identify proteins that are differentially expressed during cell culture growth cycles. Using automated handling systems and high-resolution mass spectrometer analysis, we can rapidly identify the proteins of interest against any proteins in either our proprietary or the publicly available genomic databases. By applying these same tools to our protein therapeutics area, we have been able to identify potential target proteins for controlling inflammatory responses.

Molecular Evolution and Design

      Molecular evolution and design is the process or set of tools by which we accelerate the natural evolutionary process in order to engineer or optimize gene products for their intended use, including in industrial and consumer market applications as well as second-generation biopharmaceuticals. We continue to expand our high-throughput screening capabilities in Leiden, the Netherlands, by both capital investment and data management systems for automated data collection and analysis. Using integrated tools for assay development, library generation, and robotic sample handling, we can rapidly develop and screen diversity libraries for activities or gene expression. These technologies are being applied to ongoing projects within the Company, including, for example, the Destigen targeted products for personal care, the Seattle Genetics collaboration for cancer therapeutics, and our biomass conversion to ethanol project.

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

Human Immunology

      The potential for human allergic response limits the application of some engineered enzymes in the health care, agri-processing and industrial and consumer markets. To address this limitation, we have developed our human immunology, or i-mune, platform. This platform centers on an assay that determines the human immune response to proteins.

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

      We believe the human immunology platform will allow us to determine the allergenic potential of proteins, including those of therapeutic value, to recommend ways to reduce their allergenic potential and, using our molecular evolution and design platform, develop new materials with reduced allergenic response profiles without human testing. We believe these technology platforms may potentially lead to products in our target markets.

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

      Each host production organism has a unique set of requirements that must be met before the organism can accept a foreign gene. For each host production organism, we have identified the key elements that must be added to a foreign gene to enable the host production organism to accept the gene and to produce the gene's product, the desired protein. To produce the desired product, we cultivate the host production organisms using our proprietary fermentation processes. Using a combination of advanced molecular biology and functional genomics tools, we have demonstrated that we can improve the productivity of existing production hosts as well as designing de novo host systems. In October 2002, we announced significant progress toward our second year goal in our Department of Energy funded NREL three-year program to develop an economically viable enzymatic process for converting biomass to ethanol. Specifically, we are using our integrated technology platforms in an effort to deliver a 10-fold improvement in the economics of breaking down biomass into fermentable sugars.

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

      Our approach to metabolic pathway engineering, referred to as DesignPath, is the integration of a variety of tools including genomics and functional genomics. We begin with known metabolic pathways of our host production organisms and then reconstruct the pathways based upon our analysis. Then we add new genes, identified through our gene discovery and functional genomics platform and optimized through our molecular evolution and design platform. Continued progress towards commercialization of ascorbic acid, the 1,3 propanediol research program with E. I. du Pont de Nemours and Company, and our accelerating collaboration with Dow Corning Corporation for the development of silicon-based biotechnology reaffirms our belief in the commercial viability of producing biomaterials that compete with existing chemical processes. Additionally, we are applying these tools to develop more efficient production hosts by designing strains that have better carbon utilization and less by-product formation during the fermentation cycle. These programs integrate our discovery technologies into a powerful solution to improving expression levels of products and utilization of raw materials.

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

      The Procter & Gamble Company. Our alliance with The Procter & Gamble Company began with our predecessor company in 1984 and continues to the present. Through this relationship, we have conducted joint research and development leading to the commercialization of five engineered protease enzymes. This relationship has enabled the launch of major new brand initiatives involving their flagship detergent products Tide and Ariel.

      Our alliance with The Procter & Gamble Company is based upon four agreements. We are party to a research agreement and a technology transfer agreement, each dated June 30, 2000. These two agreements expire on June 30, 2003. Together, the agreements provide a framework for cooperation in numerous areas as mutually agreed, particularly laundry and cleaning products. We are currently engaged in negotiations regarding the possible extension or replacement of this framework. We are also party to a commercialization agreement, dated April 25, 2000, relating to the development of proteins with reduced allergic potential for skin-care products. This agreement provides for up to $15.0 million in milestone payments and royalties as well as product sales contingent on the successful development and commercialization of one or more products. This agreement remains in effect through execution of a supply agreement for such products or expiration of cooperative product development efforts. In November 2001, we announced the signing of a five-year worldwide supply contract with The Procter & Gamble Company to provide protease enzymes for laundry and dish detergents. The contract extends the companies' almost two decade long relationship and further solidifies our position with respect to the innovation and commercialization of protease enzymes for liquid and dry formulation.

      Epimmune Inc. In July 2001, we acquired a 10% equity stake in Epimmune Inc. We also entered into a 30-month collaboration with Epimmune focused on the development of therapeutic vaccines for oncogenic viruses, including research funding and milestone payments. Additionally, we exclusively licensed certain Epimmune technologies and related intellectual property rights on a worldwide basis for the development of vaccines to treat or prevent hepatitis C (HCV), hepatitis B (HBV) and human papilloma virus (HPV). In December 2001, we increased our equity stake in Epimmune and made our first milestone payment. In January 2002, the alliance announced the identification of an EpiGene clinical product candidate for the lead program in the collaboration, a therapeutic hepatitis B vaccine. This candidate has been optimized, and manufacturing for good laboratory practice (GLP) animal studies has been completed.

      Dow Corning Corporation. In October 2001, we entered into an agreement with Dow Corning Corporation seeking to combine our expertise in biotechnology with Dow Corning's expertise in silicon chemistry. The program is attempting to develop unique materials combining the inorganic and biological worlds and address customer needs in markets we serve today as well as create opportunities in the nanotechnology, photonics and electronics markets. Initially, the companies intend to explore product opportunities in markets both companies serve and anticipate that the alliance will see some of its first successes through the introduction of new, biologically mediated silicon-based products for the life sciences, personal care, cleaning and fabric care markets. In the first year of our two-year alliance to create a new proprietary Silicon Biotechnology Platform, we achieved certain milestones and the alliance established its first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food.

      Seattle Genetics, Inc. In January 2002, we formed a strategic alliance with Seattle Genetics, Inc. to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. Under terms of the alliance, the companies will each contribute proprietary technology, share preclinical and clinical development costs and have the right to jointly commercialize any resulting products. We have made an equity investment in Seattle Genetics and agreed to pay certain fees and milestone payments. Seattle Genetics has also agreed to make certain milestone payments to us. In July 2002, we made our first milestone payment to Seattle Genetics in accordance with the agreement.

      E.I. du Pont de Nemours and Company. On September 1, 1995, we entered into a collaborative research and development agreement with E.I. du Pont de Nemours and Company to develop and commercialize biologically derived 1,3 propanediol, a key intermediate for the production of a high-performance polyester. The agreement provides for research funding and technical milestone payments up to $17.0 million over the term of the agreement as well as commercial terms, including royalties and commercial milestones, contingent on the success of the research program and commercialization of the product. Under the terms of this agreement, we have received research and development funding and milestone payments. In June 2002, we successfully completed the final phase of the collaboration achieving the milestones for yield and productivity of 1,3 propanediol. We are continuing to work with DuPont to enable commercialization of this biobased materials product. Upon commercialization by DuPont, we would earn royalties on product sales.

      NREL. In April 2000, the National Renewable Energy Laboratory of the Department of Energy awarded us a $17.0 million partial matching funds contract to develop enabling enzyme systems essential for the enzymatic conversion of biomass to ethanol. A three-year contract, with yearly renewals subject to termination, was executed in June 2000. In 2001, we met our first technical milestone under this contract. In 2002, we met with continued progress towards our target to deliver a 10-fold improvement in the economics of breaking down biomass into fermentable sugars.

      Danisco A/S. In October 2000, we entered into a four-year minimum term research and development agreement with Danisco A/S, one of the world's leading food ingredients companies, providing us up to $20.0 million in funding. The collaboration is directed at the development and production of innovative biotechnology derived products for use in the food industry. The first joint project target has been identified and a joint project team has been initiated. Progress on our first joint project continues with improved performance of our candidate enzyme. A second funded research stage feasibility project was initiated in the third quarter of 2002.

      The Johns Hopkins University. In January 2002, we announced the formation of a collaboration with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. We work closely with and support ongoing research in the laboratories of Drs. Drew Pardol and T. C. Wu, who have conducted extensive preclinical animal studies on a number of advanced molecular vaccine constructs. As part of the alliance, we have received worldwide licenses to proprietary technologies related to antigen targeting and dendritic cell activation, including co-stimulatory genes.

RESEARCH EXPENSES

      A major portion of our operating expenses has been related to the research and development of products. During 2002, 2001, and 2000, our total research and development expenses were $70.2 million, $60.1 million and $50.9 million, respectively. Of these expenses, an estimated $15.4 million, $11.4 million and $13.2 million, respectively, represent total expenses incurred in conjunction with research collaborations partially funded by our various partners.

      Our research and development efforts have been the primary source of our products and represent an essential component of our business strategy. As of December 31, 2002, we had 246 employees involved full-time in our research and development efforts, 101 of whom hold Ph.D. degrees and one of whom holds an M.D. degree. A year earlier, we had 247 individuals employed full time in research and development, 94 of whom held Ph.D. degrees and one of whom held an M.D. degree.

COMPETITION

      We face significant competition in the industrial, consumer and agri-processing markets in which we currently compete. As we develop products for the health care market and new segments of the agri-processing, industrial and consumer markets, we face a host of new competitors, including, for example, biotechnology and pharmaceutical companies.

      In the industrial and consumer markets, some competitors may have a stronger market position and greater financial resources than we do. Specifically, in cleaning enzymes, Novozymes A/S, our largest competitor, has more product offerings and a greater market share than we do. In specialty enzymes, DSM N.V. and Novozymes A/S have greater market shares and more product offerings than we do.

      Our products and development programs target the industrial, consumer, agri-processing and health care markets. There are many commercially available products for each of these markets and for the specific consumer problems and the specific diseases we may attempt to address in product development. A large number of companies and institutions are spending considerable amounts of money and resources to develop products in our target markets.

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

PROPRIETARY RIGHTS

      We consider the protection of our proprietary technologies and products to be important to the success of our business. We rely on a combination of patents, licenses, trade secrets and trademarks to establish and protect our proprietary rights in our technologies and products. As of December 31, 2002, our worldwide intellectual property portfolio included 437 issued U.S. patents and 354 pending U.S. patent applications. Our intellectual property portfolio includes rights in technologies ranging from specific enzyme and health care products to host production organisms and technology covering research tools such as high-throughput gene discovery, molecular evolution, immunological screens and metabolic pathway engineering.

      Despite our existing portfolio we may not be able to obtain the patents or licenses to technologies that we will need to develop products for our target markets. Patents may be issued that would block our ability to obtain patents or to operate our business. Generally, patents issued in the United States have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995. Patents issued in the United States from applications submitted on or after June 8, 1995 have a term of 20 years from the date of filing of the application. Patents in most other countries have a term of 20 years from the date of filing the patent application. Patent applications are usually not published until 18 months after they are filed. The publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months. As a result, there may be patent applications or scientific discoveries of which we are not currently aware.

RAW MATERIALS

      The raw materials that we use are commercially available products from a number of independent sources; greater than 65%, based on total raw material expenditures, have alternate sources of supply, with the remaining supply base being commercially available and interchangeable. Greater than 50% of all purchases are on one-year contracts, and the remainder are on either 30, 90, or 180 day fixed pricing structures.

MANUFACTURING AND SUPPLY CAPABILITIES

      We have a global supply chain consisting of 15 distribution locations around the globe, which include eight manufacturing facilities on four continents. During 2002, we completed our planned closure of our Elkhart, Indiana facility as part of the restructuring announced in connection with the acquisition of EBS in February. Our supply organization has a proven capability to meet customer demands. This involves quality certification, such as ISO 9002, multi-site product qualification, delivery capabilities and special custom supply requirements. We produce materials in locations and with processes that allow us to minimize manufacturing and distribution costs, inventory and capital investment.

TRADEMARKS

      The following are trademarks of the Company and its subsidiaries:
GENENCOR, GENENCOR INTERNATIONAL, LOWGEN, INDIAGE, PRIMAFAST, OPTISIZE, PURAFECT, PROPERASE, PURASTAR, PURADAX, SPEZYME, G-ZYME, OPTIDEX, DISTALLASE, OPTIMAX, FERMENZYME, GENSWEET, OPTIMALT, CLARASE, MULTIFECT, MULTIFRESH, FERMCOLASE, LAMINEX, OXYGO, I-MUNE, I-BIOTECH, MUTATOR TECHNOLOGY, DESIGNPATH, DESTIGEN, OXYGONE, PROTEX and ENZOGUARD. SILICON BIOTECHNOLOGY is a trademark of the Company and the Dow Corning Corporation. The following trademarks are owned by the individual companies: SORONA (E. I. du Pont de Nemours and Company); DAWN SPECIAL CARE, TIDE and ARIEL (The Procter & Gamble Company); PADRE and EPIGENE (Epimmune Inc.).

MAJOR CUSTOMERS

      Our five largest customers collectively accounted for approximately 51% of our 2002 product revenues, with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2002 were Benckiser N.V., Cargill, Incorporated, Danisco Animal Nutrition - the feed ingredients business unit of Danisco A/S, which was formerly known as Finnfeeds, The Procter & Gamble Company, and Unilever N.V.

GEOGRAPHICAL AND PRODUCT CLASS INFORMATION

      The financial information concerning geographical areas and product class revenues set forth in footnote 13 of the financial statements contained in Item 8 is incorporated herein by reference.

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

      The European regulatory process for biologically derived products has undergone significant change in the recent past, as the European Union (EU) attempts to replace national regulatory procedures with a consistent EU regulatory standard. Some national regulatory oversight remains. Regulation of enzymes used as processing aids is currently through such national oversight; however, the EU Commission is presently discussing the idea of regulating all food use enzymes at the EU level.

      Regulatory review of our products in Pacific Rim and Asian countries having approval or registration processes ranges from three months to two years. Currently, enzymes used in food require approval in Japan, Korea and Australia/New Zealand, and registrations in several other countries.. Certain Asian countries and some in Latin America rely on United States and European product registrations.

Product Regulation - Health Care

      In the United States, all phases of the development and commercialization of pharmaceuticals are regulated primarily under federal law and subject to rigorous FDA review and approval processes. Before a pharmaceutical candidate can be tested in humans, it must be studied in laboratory experiments and in animals to provide data to support its potential safety and supplies must be produced under the FDA's current GMP regulations that satisfy for clinical trials. These data are submitted to the FDA in an IND for review and authorization to test the pharmaceutical product in humans. Only after the FDA finds the IND to be acceptable, can a company commence with clinical trials in humans designed to demonstrate that a pharmaceutical product is safe and effective for its intended use.

      These clinical trials are subject to extensive regulations, are very expensive and usually take many years. These studies are divided into three separate phases. In Phase 1, studies are conducted with a relatively small number of healthy human subjects or patients to assess the safety of the product, dose tolerance, pharmacokinetics, metabolism, distribution and excretion. In Phase 2, the product is given to a limited target patient population to further assess safety and to begin to assess efficacy and dose safety. If the results of these first two phases are favorable, then Phase 3 studies are conducted in the target patient population with a number of subjects large enough to statistically establish safety and efficacy of the product. Concurrent to the clinical development, the company needs to also generate data on the manufacture and controls of the pharmaceutical product. Upon the successful completion of Phase 3 and demonstration of the ability to produce the product under cGMP conditions, a New Drug Application (NDA) or a Biologics License Application (BLA) is submitted to the FDA. The clinical and manufacturing information submitted with the application is reviewed by the FDA, which will approve the product for marketing if it judges that, pursuant to current regulations, the data contained in the application support the safety and efficacy claims and the manufacturing and controls data demonstrate the quality, purity, safety and identity of the product. On average, it takes the FDA six to twelve months to review and approve a new drug or biologic application. Significant changes in manufacturing and controls of the product or additional labeling claims, pursued after approval for the initial application is obtained, will require submission of additional data to the FDA for review and approval.

      Regulatory procedures for licensing drug products in Europe are comparable to those in the United States. Biologic products are reviewed through a centralized procedure that leads to a single license for the entire European Union. In addition, each product must receive individual pricing approvals before it can be marketed.

Environmental Regulation

      We are subject to national, state, and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes and other environmental matters. Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for resulting damages. We do not expect that compliance with the environmental regulations to which we are subject will have a material effect on our capital expenditures, earnings or competitive position.

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

Animal Welfare Act

      The Animal Welfare Act governs the humane handling, care, treatment and transportation of certain animals used in research activities in the United States. Mice are currently not subject to regulation under the Animal Welfare Act. However, the U.S. Department of Agriculture, which enforces the Animal Welfare Act, is presently considering changing the regulations issued under the Animal Welfare Act to include mice within its coverage. The Animal Welfare Act imposes a wide variety of specific regulations on producers and users of animal subjects, including specifications for the safe handling, care, treatment and transport of animals covered. Currently, we house no animals at our facilities. We believe that our housing facility vendors and external toxicology laboratories are in compliance with the Animal Welfare Act.

EMPLOYEES

      As of December 31, 2002, we had 1,098 employees in Genencor International, Inc. and its wholly owned entities, plus 155 active employees in our joint venture in Wuxi, China. We plan to expand our research and development and business operations and hire additional staff as we expand our technology and market opportunities and establish new strategic alliances and customer relationships. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. With the closure of our Elkhart, Indiana facility, none of our United States employees were represented by a labor union as of December 31, 2002. Employees at several of our foreign locations, however, are covered by collective labor agreements, including employees in Argentina, Belgium, Finland, France, Germany and the Netherlands. We strive to maintain strong working relationships with all the employee representatives.

Website Access To Reports

      Through our Internet website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our website address is www.genencor.com. By including our website address in this Annual Report on Form 10-K, we do not intend to include or incorporate by reference the information on our website into this Annual Report on Form 10-K, and under no circumstances shall such information be deemed to be included in or incorporated by reference into this Annual Report on Form 10-K.

RISK FACTORS

      If any of the following risks actually occur, they could harm our business, financial condition, and/or results of operations.

IF WE FAIL TO DEVELOP PRODUCTS FOR THE HEALTH CARE AND BIOPRODUCTS MARKETS WE ARE TARGETING, THEN WE MAY NEVER ACHIEVE A RETURN ON OUR RESEARCH AND DEVELOPMENT EXPENDITURES OR REALIZE PRODUCT REVENUES FROM THESE MARKETS.

      A key element of our business strategy is to utilize our technologies for the development and delivery of new products to the health care market and new segments of the bioproducts market. We intend to significantly increase our investment in research and development to develop products for these markets. The successful development of products is highly uncertain and is dependent on numerous factors, many of which are beyond our control, and may include the following:

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

      Due to these factors we may never achieve a return on our research and development expenditures or realize product revenues from the health care and new bioproducts markets that we are targeting.

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

      Our largest selling family of products, protein degrading enzymes, or proteases, accounted for approximately 52% of our 2002 revenue. If the demand for proteases decreases or alternative proteases render our products noncompetitive, our revenues could significantly decline.

      In addition, our five largest customers collectively accounted for over 51% of our 2002 product revenues, with our largest customer, The Procter & Gamble Company, accounting for over 35% of such revenues. Our five largest customers in 2002 were Benckiser N.V., Cargill, Incorporated, Danisco Animal Nutrition - the feed ingredients business unit of Danisco A/S which was formerly known as Finnfeeds, The Procter & Gamble Company, and Unilever N.V. Any one of these customers may reduce their level of business with us. Should any of our largest customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

      We have arrangements of various durations with our major customers and are routinely involved in discussions regarding the status of these relationships. These discussions may lead to extensions or new commercial arrangements, or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, our customer base will change over time as will the nature of our relationships with individual customers, including major customers. For example, we currently expect that our business with Corn Products International, Inc., combined with decreased volume with Unilever N.V., may cause Corn Products to qualify as one of our five largest customers.

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

      Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology industry. In the ordinary course of business, we periodically receive notices of potential infringement of patents held by others and patent applications that may mature to patents held by others. The impact of such claims of potential infringement, as may from time to time become known to us, are difficult to assess. In the event of an intellectual property dispute, we may become involved in litigation. Intellectual property litigation can be expensive and may divert management's time and resources away from our operations. The outcome of any such litigation is inherently uncertain. Even if we are successful, the litigation can be costly in terms of dollars spent and diversion of management time.

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

FOREIGN CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL CONDITIONS IN FOREIGN COUNTRIES COULD CAUSE OUR REVENUES AND PROFITS TO DECLINE.

      In 2002, we derived approximately 50% of our product revenues from our foreign operations. Our foreign operations generate sales and incur expenses in local currency. As a result, we are exposed to market risk related to unpredictable interest rates and foreign currency exchange rate fluctuations. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause our revenues and profits to decline.

      Product revenues denominated in Euros account for approximately 34% of total product revenues, and the fluctuations in the currency exchange rate against the U.S. dollar can have a significant impact on our reported product revenues.

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

- Political, social, or economic unrest including armed conflict and acts of terrorism;

-     Labor disputes including work stoppages, strikes and embargoes;

-     Inadequate and unreliable services and infrastructure;

-     Import or export licensing or permit requirements; and

- Greater risk on credit terms and long accounts receivable collection cycles in some foreign countries.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

      After our initial public offering and continuing to the present, Eastman Chemical Company and Danisco A/S and their affiliates, referred to as our majority stockholders, each own in excess of 40% our outstanding common stock. The majority stockholders will therefore have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions. The concentration of ownership of our common stock may have the effect of either delaying or preventing a change to our control favored by our other stockholders or accelerating or approving a change to our control opposed by our other stockholders. In addition, the majority stockholders' control over our management could create conflicts of interest between the majority stockholders and us with respect to the allocation of corporate opportunities and between the majority stockholders and other stockholders.

IF EXISTING STOCKHOLDERS SELL LARGE NUMBERS OF SHARES OF OUR COMMON STOCK, OUR STOCK PRICE COULD DECLINE.

      The market price of our common stock could decline as a result of sales by our existing stockholders or holders of stock options of a large number of shares of our common stock in the public market or the perception that these sales could occur. Our two majority stockholders, for example, hold over 80% of our common stock, and all of these shares are subject to registration rights. In addition, we issued stock options to our officers, directors and employees pursuant to our 2002 Omnibus Incentive Plan, approved by our stockholders in May 2002, and its predecessor plan.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, PARTICULARLY VOLATILE.

      The stock market from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices for securities of biotechnology companies, including ours, have been highly volatile in the period since our initial public offering in July 2000 and may continue to be highly volatile in the future. Our stock may be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

- Developments in our relationships with current or future strategic partners;

-     Conditions or trends in the biotechnology industry;

- Announcements of technological innovations or new products by us or our competitors;

- Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

- Developments in patent or other intellectual proprietary rights or announcements relating to these matters;

- Investor concern regarding the public acceptance of the safety of biotechnology products or announcements relating to these matters;

- Litigation or governmental proceedings or announcements relating to these matters;

-     Economic and other external factors or other disaster or crisis;

-     Future royalties from product sales, if any, by our licensees;

-     Sales of our common stock or other securities in the open market; and

-     Period-to-period fluctuations in our operating results.

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

- Fluctuations in consumer demand for products containing our technologies or products, such as back to school sales of blue jeans and other denim products, resulting in an increase in the use of textile processing enzymes, and fluctuations in laundry detergent use due to promotional campaigns run by consumer products companies; and

- Fluctuations in geographic conditions including currency and other economic conditions such as economic crises in Latin America or Asia and increased energy and related transportation costs.

      We also have incurred significant infrequently occurring charges within given quarters, such as those incurred in conjunction with restructuring activities, and recognized investment income from sales of available-for-sale marketable securities.

CONCERNS ABOUT GENETICALLY ENGINEERED PRODUCTS COULD RESULT IN OUR INABILITY TO COMMERCIALIZE PRODUCTS.

      We produce a significant amount of our products from genetically modified microorganisms. We cannot predict public attitudes and acceptance of existing or future products made from genetically modified microorganisms. As a result, if we are not able to overcome the ethical, legal and social concerns relating to safety and environmental hazards of genetic engineering, the general public may not accept our products and this may prevent us from commercializing products dependent on our technologies or inventions. In addition, public attitudes may influence laws and regulations governing the ownership or use of genetic material, which could result in greater government regulation of genetic research and bioengineered products.

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

ITEM 2. PROPERTIES

      We lease or own 25 facilities throughout the world. Our eight global manufacturing facilities which are located in Cedar Rapids, Iowa; Rochester, New York; Beloit, Wisconsin; Hanko and Jamsankoski, Finland; Brugge, Belgium; Jiangsu Province, China and Province De Cordoba, Argentina, provide the base for our 15 global distribution centers. Our ten remaining facilities are administrative and sales offices. We lease our principal offices located in 154,000, 43,944, and 29,000 square feet of space in Palo Alto, California, Rochester, New York, and Leiden, the Netherlands, respectively. The leases for these facilities expire in 2017, 2009 and 2019, respectively. We believe our facilities are in good operating condition and all real property owned or leased are adequate for all present and near term uses.

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

HANKO                                                 Owned                           178,000 sq. ft.
Genencor International Ltd.
Hanko, Finland

BRUGGE                                                Owned                           251,000 sq. ft.
Genencor International BVBA
Brugge, Belgium

JAMSANKOSKI                                           Owned                           94,000 sq. ft.
Genencor International Ltd.
Jamsankoski, Finland

ARROYITO                                              Owned                           96,000 sq. ft.
Genencor International Argentina, S.A.
Prv. De Cordoba, Argentina

ROCHESTER CENTER FOR DEVELOPMENT                      Leased, 50 year term,
AND COMMERCIALIZATION                                 expiring 2040, with             70,000 sq. ft.
Genencor International, Inc.                          right to purchase for
Rochester, New York                                   $1.00

WUXI                                                  Governmental land use           361,000 sq. ft.
Genencor (Wuxi) Bio-Products Co., Ltd.                rights to use land
Jiangsu Province, P.R. of China

BELOIT                                                Owned                           128,500 sq. ft.
Genencor International Wisconsin, Inc.
Beloit, Wisconsin

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

                                                                       Price
                                                                -------------------
                                                                 High         Low
   Year ended December 31, 2000:
       Third Quarter (commencing July 28) ............          $36.63       $18.00

       Fourth Quarter ................................          $30.00       $12.00

    Year ended December 31, 2001:
      First Quarter ..................................          $20.37       $ 8.00

      Second Quarter .................................          $17.90       $ 6.75

      Third Quarter ..................................          $17.99       $ 8.60

      Fourth Quarter .................................          $18.10       $ 9.34

Year ended December 31, 2002:
      First Quarter ..................................          $16.34       $ 9.54

      Second Quarter .................................          $12.10       $ 8.30

      Third Quarter ..................................          $12.43       $ 6.74

      Fourth Quarter .................................          $12.40       $ 7.88

      The number of shares of our common stock outstanding as of March 14, 2003 was 58,576,827. As of such date there were approximately 6,900 holders of our common stock. Our two largest stockholders, Eastman Chemical Company and Danisco A/S, owned 50,000,000 shares.

      We paid cash dividends to our common stockholders of $10.0 million in 1998. We did not pay any dividends on our common stock in 1999, 2000, 2001 or 2002. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future.

      On April 28, 2000, we allowed our executive officers to accelerate the exercise of 1,856,500 stock options granted under the Genencor International, Inc. Stock Option and Stock Appreciation Right Plan (SOAR Plan) and purchase restricted shares of common stock at a price of $9.70 per share. The restricted shares were purchased through the use of notes from the officers that totaled $18.0 million. The vesting provisions included in the restricted common stock agreements were the same as those of the original stock options granted to the officers under the SOAR Plan.

      On November 30, 2001, we allowed our executive officers to surrender 349,910 vested, restricted shares to us at a value of $16.09 per share, to pay principal and interest due on the notes on January 27, 2002 by each respective officer. The surrendered shares were recorded as treasury shares. The remaining principal balance of the notes receivable for restricted common stock at December 31, 2001 was $14.6 million.

      On August 21, 2002, in order to eliminate all stock-related loans, our executive officers surrendered approximately 1.4 million restricted shares to us at a value of $10.77 per share, to make full payment of the outstanding principal of $14.6 million and accrued interest of $0.6 million on their obligations under notes issued in connection with their purchase of restricted common stock at $9.70 per share in April 2000. Also included in the value of the surrendered shares was a cash payment to cover an estimated $0.2 million of net capital gain tax incurred by the executive officers. We are holding the surrendered shares as treasury shares.

      See Item 12 below for the Equity Compensation Plan Information table.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. We derived the statement of operations and balance sheet data for the five-year period ended December 31, 2002 from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

                                                                2002         2001         2000        1999          1998
                                                             ---------    ---------    ---------    ---------    ---------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
         CONSOLIDATED STATEMENTS OF OPERATIONS
         Revenues:
           Product revenue ...............................   $ 329,337    $ 311,110    $ 300,978    $ 305,637    $ 279,492
           Fees and royalty revenues .....................      20,741       14,908       15,252       10,965        9,619
                                                             ---------    ---------    ---------    ---------    ---------
           Total revenues ................................     350,078      326,018      316,230      316,602      289,111
         Operating expenses:
           Cost of products sold .........................     186,383      172,986      172,265      176,756      167,604
           Research and development ......................      70,190       60,103       50,858       43,955       40,205
           Sales, marketing and business development .....      33,027       28,845       27,539       24,564       24,394
           General and administrative ....................      34,635       29,913       25,818       22,984       22,940
           Amortization of intangible assets .............       5,563        9,966       10,478       10,032        9,554
           Restructuring and related charges .............      16,427           --           --        7,500           --
           Other (income)/expense ........................      (3,409)        (507)      (2,391)        (845)        (342)
                                                             ---------    ---------    ---------    ---------    ---------
           Total operating expenses ......................     342,816      301,306      284,567      284,946      264,355
                                                             ---------    ---------    ---------    ---------    ---------
         Operating income ................................       7,262       24,712       31,663       31,656       24,756
         Non operating expenses/(income):
           Investment expense/(income) ...................       1,500           --      (16,577)          --         (990)
           Interest expense ..............................       8,587       10,433       10,474       10,487       10,727
           Interest income ...............................      (5,207)     (10,069)      (7,752)        (750)        (557)
           Other (income)/expense ........................          --           --           --           --       (1,442)
                                                             ---------    ---------    ---------    ---------    ---------

           Total non operating expenses/(income) .........       4,880          364      (13,855)       9,737        7,738
                                                             ---------    ---------    ---------    ---------    ---------

         Income before income taxes ......................       2,382       24,348       45,518       21,919       17,018

         (Benefit from)/provision for income taxes .......      (3,415)       6,574       14,108        5,294        3,279
                                                             ---------    ---------    ---------    ---------    ---------
           Net income ....................................   $   5,797    $  17,774    $  31,410    $  16,625    $  13,739
                                                             =========    =========    =========    =========    =========
           Net (loss applicable)/income available to
             holders of common stock .....................   $  (1,478)   $  10,499    $  24,135    $   9,350    $   6,464
                                                             =========    =========    =========    =========    =========
           (Loss)/earnings per common share:
             Basic .......................................   $   (0.02)   $    0.18    $    0.44    $    0.19    $    0.13
                                                             =========    =========    =========    =========    =========
             Diluted .....................................   $   (0.02)   $    0.17    $    0.42    $    0.19    $    0.13
                                                             =========    =========    =========    =========    =========
           Weighted average common shares:
             Basic .......................................      59,257       59,888       54,504       50,000       50,000
                                                             =========    =========    =========    =========    =========
             Diluted .....................................      59,575       61,069       56,855       50,000       50,000
                                                             =========    =========    =========    =========    =========
           Dividends per common share ....................          --           --           --           --    $    0.20
                                                             =========    =========    =========    =========    =========

                                                                                      DECEMBER 31,
                                                                --------------------------------------------------------
                                                                  2002        2001        2000        1999        1998
                                                                --------    --------    --------    --------    --------
                                                                                   (AMOUNTS IN THOUSANDS)
            CONSOLIDATED BALANCE SHEET DATA
            Cash and cash equivalents ......................    $169,001    $215,023    $200,591    $ 39,331    $ 12,792
            Working capital ................................     203,043     233,511     248,236      82,414      84,871
            Total assets ...................................     654,922     648,998     642,932     499,300     496,478
            Total long-term debt and capital leases ........      90,887     117,735     150,215     146,080     158,000
            Total liabilities ..............................     216,915     240,767     238,706     246,239     243,515
            Redeemable preferred stock .....................     169,750     162,475     155,200     147,925     140,650
            Total stockholders' equity .....................     268,257     245,756     249,026     105,136     112,313

A number of items impact the comparability of the selected consolidated financial data:

      - In 2002, we implemented a plan to restructure our supply infrastructure which included our manufacturing facilities in Elkhart, Indiana and Argentina which resulted in restructuring and related charges of $16.4 million.

      - In 2002, we acquired Genencor International Wisconsin, Inc. formerly known as Enzyme Bio-Systems Ltd. (EBS) for $35.8 million. We also acquired the brewing and enzyme business of Rhodia Food UK Limited for $8.9 million.

      - In 2002, our executive officers surrendered 1.4 million restricted shares with a value $10.77 per share to eliminate all stock- related loans.

      - In 2002, our first annual installment of $28.0 million on long-term debt was paid on March 30.

      - In 2001, $28.0 million of long-term debt which was due March 30, 2002 was reclassified to current maturities of long-term debt.

      - In 2000, we completed an initial public offering of 8.05 million shares of common stock at a price of $18.00 per share, including 7.0 million shares of common stock issued July 28, 2000 in the initial offering and
      1.05 million shares of common stock issued August 25, 2000 pursuant to the exercise of the underwriters' over-allotment option. The combined net proceeds raised from the initial offering and the over-allotment option were $132.7 million.

      - In 2000, we realized a gain on the sale of marketable equity securities of $16.6 million, $10.2 million tax-effected, and recognized back royalties in connection with a settlement of patent infringement claims of $3.5 million, $2.1 million tax-effected.

      - In 1999, we acquired an 80% ownership interest in Genencor (Wuxi) Bio-Products Co. Ltd. We accounted for this transaction by the purchase method of accounting. As of December 31, 2002, we increased our ownership interest to 85% through contributions of cash and technology.

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

OVERVIEW

      We are a diversified biotechnology company that develops and delivers products and services to the industrial, consumer, agri-processing and health care markets. Our current revenues result primarily from the sale of enzyme products to the cleaning, grain processing and textile industries, with the remainder of our revenues from research funding, fees and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agri-processing, industrial, and consumer markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

      We manufacture our products at our eight manufacturing facilities which are located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China and Argentina and through distributors in selected markets and geographies. In 2002, 2001, and 2000 we derived approximately 50% of our revenues from our foreign operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparation of those financial statements, we apply various accounting policies. We also make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our accounting policies and certain estimates and assumptions are disclosed within the notes to our consolidated financial statements, the following is a discussion of the accounting policies, estimates and assumptions we believe are most critical.

Principles of Consolidation

      Our consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method, which means that our investment in those entities is adjusted at each balance sheet date to reflect capital contributions made, dividends received and our respective share of such affiliate's earnings or losses. All other investments in affiliates, which are not material to our financial statements, are carried at cost. In the normal course of business, we engage in transactions among our affiliated entities. These intercompany transactions are eliminated in our consolidated financial statements. All of our investments are in operating or corporate holding companies, some of which may qualify under the definition of variable interest entities as defined in Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." While we have no material investments in variable interest entities, all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

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

      Funded Research

            Research funding revenues result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse expenses incurred. Under such agreements we retain a proprietary interest in the products and technology developed. These expense reimbursements primarily consist of direct expense sharing arrangements and milestone payments. Revenues related to expense sharing arrangements are recorded as the underlying expenses are incurred. Milestone payments are contingent upon successful completion of research activities and are recognized upon satisfaction of those contingencies. Upfront research funding payments are recognized as revenues on a straight-line basis over the term of the underlying research agreement. Our funded research revenues are fully dependent upon our progress on the underlying collaborative research projects and can vary from period to period.

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

Research and Development

      We expense research and development costs as incurred. Research and development expenses include, but are not limited to, expenses for services rendered related to our funded research activities. Accordingly, in the event our funded research revenues fluctuate from period to period, the related research and development expenses may also fluctuate.

Investments In Equity Securities

      We hold minority interests in equity securities of certain publicly traded and privately held companies having operations or technology within our strategic area of focus. While we are selective in making such investments, once we have obtained the securities, we are at risk for fluctuations in their fair market value. If these securities experience declines in value which we consider to be other-than-temporary, we will record an impairment charge to the extent of that decline in value. Poor operating results experienced by these entities or adverse changes in market conditions in the future may cause losses or an inability to recover our carrying value of these investments. In 2002, we recorded an investment loss of $1.5 million as a result of such circumstances.

Long-Lived Assets

      Our long-lived assets consist primarily of property, plant and equipment, goodwill, and other intangible assets. Other intangible assets primarily include patents, licenses, technology, and customer lists. Investments in long-lived assets are initially recorded at acquisition cost. We recognize depreciation on all property, plant and equipment, except land, using the straight-line method over the estimated useful lives of the assets, which range from 3-40 years. We also amortize our other intangible assets, except technology, on a straight-line basis over estimated lives of 4-20 years. Land, goodwill and technology are considered to have indefinite useful lives and are therefore not subject to depreciation or amortization. At least annually, we evaluate whether the remaining useful lives of our depreciable and amortizable assets are appropriate. Changes in these useful lives can result in either increases or decreases in the amount of depreciation and amortization expense recorded in our statement of operations, reflecting shorter or longer lives, respectively.

      In addition, we regularly assess all of our long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.

      Our judgments related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. While we believe the long-lived asset amounts recorded in our balance sheet are properly stated as of December 31, 2002, as we make future assessments of the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. During 2002, we recognized an impairment charge of $9.5 million for certain assets in connection with our restructuring activities. Please refer to the discussion under the subheading "Restructuring Activities" included later in this section.

Defined Benefit Pension and Post-Retirement Plans

      As part of our overall employee benefits program, we have defined benefit pension plans and a defined benefit postretirement plan. The assets, liabilities and related expense of these plans are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, rates of increase of health care costs, rates of future compensation increases and other assumptions inherent in these valuations. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We annually review the assumptions underlying the actuarial calculations and makes changes to these assumptions as necessary.

Stock-Based Compensation

      The Genencor International, Inc. 2002 Omnibus Incentive Plan (the OI Plan) became effective on May 30, 2002 upon approval by the stockholders at our Annual Meeting of Stockholders. Employees, outside directors, consultants, advisors and independent contractors retained by the Company are eligible to participate in the OI Plan. The Plan allows for the grant, at not less than 100% of the estimated market value as of the date of grant, of non-qualified and incentive stock options to purchase the Company's common stock and stock appreciation rights (SARs), based on the underlying value of the Company's common stock. The OI Plan also allows for the grant of restricted and unrestricted stock awards, performance shares (stock or stock-based awards contingent upon attaining performance objectives) or performance units (units valued by reference to chosen criteria). Under the terms of the OI Plan, the Company has the ability to grant awards representing up to 6.8 million shares of common stock. In addition, any shares remaining, or shares that become available under the predecessor plan will be available for grant of awards under the OI Plan. Generally, stock options and SARs vest and become exercisable, and the restrictions, if any, on stock awards shall expire, ratably over a three-year period and expire 10 years from their grant date.

      We use the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 " Accounting for Stock Issued to Employees" and have no current plans to convert to the fair value method. Under the intrinsic value method, no compensation expense is recorded for grants of stock-based awards when the grants have an exercise price equal to the fair market value of our common stock at the date of grant. Should the exercise price be below the fair market value on the date of grant, we record this difference as a component of stockholders' equity and amortize it as a charge to operations over the vesting period of the stock-based award. For more information regarding our stock-based awards, including pro forma disclosures of compensation expense had we employed the fair value method under SFAS No. 123 "Accounting for Stock-Based Compensation," please refer to
Note 11 - Employee Benefit Plans included within Item 8 of this report.

Income Taxes

      The (benefit from)/provision for income taxes included within our statement of operations is based upon pretax financial accounting income/(loss) and is calculated using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our (benefit from)/provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future consolidated effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing laws or regulations, future acquisitions or mergers, future levels of research and development spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. Furthermore, we operate within multiple taxing jurisdictions and are subject to audit by regulatory authorities in these jurisdictions. These tax audits can involve complex issues, which may require an extended period of time to resolve. We believe that we have appropriately calculated our (benefit from)/provision for income taxes in light of these uncertainties.

SUMMARY OF RESULTS

      In 2002, we reported a net loss applicable to common stockholders of $1.5 million, or a loss of $0.02 per diluted share, compared to net income available to common stockholders of $10.5 million, or $0.17 per diluted share for 2001. During the year ended December 31, 2002, we recorded restructuring and related charges of $16.4 million, or $10.3 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $8.9 million, or $0.15 per diluted share for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2002 and 2001

      Revenues. Total revenues for the year ended December 31, 2002 increased $24.1 million, or 7%, to $350.1 million from the year ended December 31, 2001, due to an increase in product revenues and fees and royalty revenues.

      Product Revenues. Product revenues for the year ended December 31, 2002 increased $18.2 million, or 6%, to $329.3 million from the year ended December 31, 2001. Without the impact of foreign currency translation, primarily the Euro and the Argentine Peso against the U.S. Dollar, product revenues in 2002 would have increased to $330.7 million. In 2002, unit volume/mix grew 8%, while average prices fell 2%. Volume/mix increased primarily due to increased textile sales and increased sales volume to our grain processing markets, including fuel ethanol.

      Regionally, North American product revenues for the year ended December 31, 2002 increased $9.3 million, or 6%, to $156.7 million from the year ended December 31, 2001, driven primarily by increased sales to our grain processing markets, partially offset by decreased sales to a major customer. Product revenues in Europe, Africa and the Middle East for the year ended December 31, 2002 increased $9.6 million, or 9%, to $118.1 million from the year ended December 31, 2001, driven primarily by increased sales to a major customer and increased sales to our grain processing markets, partially offset by decreased sales to our cleaning and fabric care markets. Our product revenues for the year ended December 31, 2002 in Latin America declined $6.1 million, or 32%, to $12.9 million from the year ended December 31, 2001, due primarily to decreased sales to our cleaning and fabric care markets, partially offset by increased sales to a major customer and increased sales to our grain processing markets. Product revenues in the Asia Pacific region for the year ended December 31, 2002 increased $5.4 million, or 15%, to $41.6 million from the year ended December 31, 2001, driven primarily by increased sales to our grain processing markets and increased sales to our textile markets.

      Fees and Royalty Revenues. Fees and royalty revenues increased $5.8 million, or 39%, to $20.7 million for the year ended December 31, 2002 from the year ended December 31, 2001.

      Funded research revenues for the year ended December 31, 2002 increased $7.3 million, or 60%, to $19.5 million from the year ended December 31, 2001. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenues of $3.7 million for the year ended December 31, 2002, as it relates to U.S. Government collaborations did not change from the year ended December 31, 2001. Funded research revenues provided by customers increased $7.3 million, or 86%, to $15.8 million for the year ended December 31, 2002 from the year ended December 31, 2001 primarily due to an increase in strategic collaborative research and development agreements.

      Royalties for the year ended December 31, 2002 increased $0.2 million, or 22%, to $1.1 million from the year ended December 31, 2001

      License fees for the year ended December 31, 2002 decreased $1.7 million or 94% to $0.1 million from the year ended December 31, 2001. The 2001 fees related to the sale of rights to a third party for the use of our technology and patents to manufacture products.

Operating Expenses

      Cost of Products Sold. Cost of products sold for the year ended December 31, 2002 increased $13.4 million, or 8%, to $186.4 million from the year ended December 31, 2001. Our expanded sales volume/mix increased costs $8.8 million along with the sale of higher cost inventories of approximately $11.2 million, which was offset by the impact of the stronger U.S. dollar against foreign currencies of $6.6 million.

      Gross Profit and Margins from Products Sold. Gross profit from products sold increased $4.8 million, or 3%, to $142.9 million for the year ended December 31, 2002 from the year ended December 31, 2001. This overall increase was caused by significant product revenue related factors including an 8% increase in volume/mix being processed through our plants, partially offset by an average price decline of 2%. This net increase in gross profit was also driven by a $5.2 million increase due to the impact of the weaker U.S. dollar against foreign currencies. As a result of these factors however, gross margin on product revenue decreased to 43.4% in 2002 from 44.4% in 2001, primarily driven by operating both Elkhart, Indiana and Beloit, Wisconsin facilities since the acquisition. Production ceased at our Elkhart, Indiana facility in September 2002.

      Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $10.1 million, or 17%, to $70.2 million for the year ended December 31, 2002 from the year ended December 31, 2001 as we increased our investment in technology and product development for new markets and established additional outside collaborations to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased approximately $4.0 million, or 35%, to $15.4 million for the year ended December 31, 2002 from the year ended December 31, 2001.

      Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $4.2 million, or 15%, to $33.0 million for the year ended December 31, 2002 from the year ended December 31, 2001, due primarily to increased personnel-related costs, including salaries, benefits, commissions and travel expenses, of $3.3 million, incentive compensation costs of $0.8 million, employee programs of $0.3 million, partially offset by a decrease in outside services of $0.3 million.

      General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $4.7 million, or 16%, to $34.6 million for the year ended December 31, 2002 from the year ended December 31, 2001 due primarily to increased personnel-related costs, including salaries, benefits, and travel expenses of $1.5 million, outside services of $3.0 million, and incentive compensation costs of $0.5 million partially offset by a decrease in employee programs and other miscellaneous expenses.

      Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting of patents, licenses and other contractual agreements, on a straight-line basis over their estimated useful lives. Amortization expense decreased $4.4 million, or 44%, to $5.6 million for the year ended December 31, 2002 from the year ended December 31, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

      Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the year ended December 31, 2002 increased $2.9 million to $3.4 million from the year ended December 31, 2001 due primarily to an increase in foreign currency transaction gains.

      Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the year ended December 31, 2002 was $3.3 million, which included the acceleration of certain amortization as discussed under the heading " Related Party Transactions," and for the year ended December 31, 2001 was $2.0 million.

      On November 6, 2002, we granted 0.075 million shares of restricted common stock to our chief executive officer and president. These restricted shares were granted at estimated fair market value at the date of grant and the restrictions on the award expire three years from the date of grant. Deferred compensation expense of $0.8 million was recorded in connection with the award and was determined based on the number of granted restricted shares and the estimated fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

      During the fourth quarter of 2001, we converted previously issued stock appreciation rights (SARs) to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date. We recognized compensation expense of $0.3 million in 2002 related to this conversion of SARs to stock options.

      In total, amortization of deferred stock-based compensation expense was $3.7 million and $3.3 million in 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                                                    2002            2001
                                                                                    ----            ----
            Cost of products sold .........................................         $0.4            $0.3
            Research and development ......................................          0.7             1.0
            Sales, marketing and business development .....................          1.3             1.1
            General and administrative ....................................          1.3             0.9
                                                                                    ----            ----
            Total amortization of deferred compensation expense ...........         $3.7            $3.3
                                                                                    ====            ====

Non Operating Expense and Income

      Investment Expense/Income. Investment loss was $1.5 million for the year ended December 31, 2002, resulting from an impairment loss recorded on certain preferred stock. There was no such investment income or loss in the year ended December 31, 2001.

      Interest Income. Interest income decreased $4.9 million, or 49%, to $5.2 million for the year ended December 31, 2002 from the year ended December 31, 2001 due mainly to lower cash balances and lower interest rates.

      Income Taxes. The effective income tax rate for the year ended December 31, 2002 was a 143% tax benefit, compared to a 27% tax expense for the year ended December 31, 2001. The effective rate for the year ended December 31, 2002 was driven by anticipated tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases, other items which are not deductible for tax purposes, and research and development tax credits. The rate also included the effect of the restructuring and related charges. The tax benefit related to these restructuring and related charges is approximately $6.1 million for the year ended December 31, 2002. During the year ended December 31, 2002 and 2001, we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.

Comparison of the Years Ended December 31, 2001 and 2000

      Revenues. Total revenues for the year ended December 31, 2001 increased $9.8 million, or 3%, to $326.0 million from the year ended December 31, 2000, primarily due to an increase in product revenues.

      Product Revenues. Product revenues for the year ended December 31, 2001 increased $10.1 million, or 3%, to $311.1 million from the year ended December 31, 2000. Without the impact of the stronger U.S. dollar against foreign currencies, primarily the Euro, product revenues in 2001 would have increased by approximately 5%, to $314.5 million. In 2001, unit volume/mix grew 8%, while average prices fell 3%. Volume increased primarily due to increased protease enzyme sales to a major customer and increased sales volume with our grain processing markets.

      Regionally, North American product revenues for the year ended December 31, 2001 increased $2.4 million, or 2%, to $147.4 million from the year ended December 31, 2000 driven primarily by increased protease enzyme sales and increased sales to our grain processing markets, partially offset by decreased sales to cleaning and fabric care markets. Product revenues in Europe, Africa and the Middle East for the year ended December 31, 2001 increased $8.0 million, or 8%, to $108.5 million from the year ended December 31, 2000 driven primarily by increased protease enzyme sales and increased sales to our grain processing markets, partially offset by decreased sales to cleaning and fabric care markets. Our product revenues for the year ended December 31, 2001 in Latin America declined $1.7 million, or 8%, to $19.0 million from the year ended December 31, 2000 due primarily to decreased sales to our cleaning and fabric care markets, partially offset by increased protease enzyme sales and increased sales to our grain processing markets. Product revenues in the Asia Pacific region for the year ended December 31, 2001 increased $1.3 million, or 4%, to $36.2 million from the year ended December 31, 2000 driven primarily by increased protease enzyme sales and increased sales to our cleaning and fabric care markets, partially offset by decreased sales to textile and grain processing markets.

      Fees and Royalty Revenues. Fees and royalty revenues decreased $0.4 million, or 3%, to $14.9 million for the year ended December 31, 2001 from the year ended December 31, 2000.

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

Operating Expenses

      Cost of Products Sold. Cost of products sold for the year ended December 31, 2001 increased $0.7 million, to $173.0 million from the year ended December 31, 2000. Our expanded sales volume/mix increased costs $4.7 million, which was offset by reductions due to the impact of the stronger U.S. dollar against foreign currencies of $1.9 million and the sale of lower cost inventories of approximately $2.1 million.

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

      Research and Development. These expenses increased $9.2 million, or 18%, to $60.1 million for the year ended December 31, 2001 from the year ended December 31, 2000 as we increased our investment in technology and product development for new markets hired additional internal staff, and established additional outside collaborations to support our health care and other initiatives. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased approximately $1.8 million, or 14%, to $11.4 million for the year ended December 31, 2001 from the year ended December 31, 2000.

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

      Amortization of Intangible Assets. Amortization expense decreased $0.5 million, or 5%, to $10.0 million for the year ended December 31, 2001 from the year ended December 31, 2000 due primarily to the 2000 release of an income tax valuation allowance that was relocated to reduce goodwill.

      Other Expense and Income. Other income decreased $1.9 million, or 79%, to $0.5 million for the year ended December 31, 2001 from the year ended December 31, 2000 due primarily to a decrease in foreign currency transaction gains.

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

      During the fourth quarter of 2001, we converted previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date. For the vested portion of the stock options, we recognized compensation expense of $0.7 million in 2001. For the unvested portion, deferred stock-based compensation expense of $0.3 million was recorded in a separate component of stockholders' equity and will be amortized as a charge to operations over the remaining vesting period of the options.

      In total, including the 2001 SARs conversion, amortization of deferred stock-based compensation expense was $3.3 million and $1.6 million in 2001 and 2000, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                                                    2001             2000
                                                                                   ------          ------
            Cost of products sold .....................................            $  0.3          $  0.1
            Research and development ..................................               1.0             0.3
            Sales, marketing and business development .................               1.1             0.6
            General and administrative ................................               0.9             0.6
                                                                                   ------          ------
            Total amortization of deferred compensation expense .......            $  3.3          $  1.6
                                                                                   ======          ======

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

      Income Taxes. Several factors affected our effective income tax rate for the year ended December 31, 2001, including the statutory income tax rate in foreign jurisdictions, amortization of intangible assets and other items that are not deductible for tax purposes, and research and experimentation tax credits. The effective income tax rate for the year ended December 31, 2001 was 27% compared with 31% for the year ended December 31, 2000. The effective rate for the year ended December 31, 2000 included the effect of two one-time events. During the year ended December 31, 2000, we realized $16.6 million of pre-tax gains from the sale of marketable equity securities and a $3.5 million pre-tax gain from the settlement of certain patent infringement issues, both in the United States and tax effected at a marginal rate of 38.6%. During both periods we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.

ACQUISITION

      On December 31, 2002, we acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8.9 million. The acquisition includes technology, product lines and personnel, and expands our bioproducts portfolio and technical service capabilities in the food, feed and specialty enzyme market sector. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The results of operations of the acquired business will be consolidated with our results of operations beginning January 1, 2003. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed prior to June 30, 2003. According to our preliminary allocation of the purchase price, the net assets acquired consist of the following as December 31, 2002 (in millions):

            Intangible assets ......................                    $   8.9
                                                                        =======

      During February 2002, we acquired Enzyme Bio-Systems Ltd. (EBS), now known as Genencor International Wisconsin, from Corn Products International, Inc. for a total cash purchase price of $35.8 million and the assumption of $1.0 million in debt. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with our results of operations since the acquisition date. Our purchase price allocation of the net assets acquired consists of the following as of December 31, 2002 (in millions):

            Working capital ........................                    $   3.9
            Property, plant and equipment ..........                       21.1
            Intangible assets ......................                        1.7
            Goodwill ...............................                        9.8
            Long-term liabilities ..................                       (0.7)
                                                                        -------
                                                                        $  35.8
                                                                        =======

      Included in working capital acquired is a provision to restructure the entity of $1.1 million, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of December 31, 2002, all costs had been charged to this restructuring provision and all 22 employees had terminated their employment with us.

RESTRUCTURING ACTIVITIES

      During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. There were 119 positions to be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of December 31, 2002, all 119 employees had terminated their employment with us.

      As a result of the plan, restructuring and related charges of $16.4 million were recorded in our operating earnings in the year ended December 31, 2002. These charges were primarily driven by employee severance and related costs of approximately $3.8 million, costs to dismantle portions of the restructured facilities of $1.0 million, costs to terminate long-term utility agreements of $0.3 million, other costs totaling $0.2 million, and $9.5 million for property, plant and equipment that was deemed impaired as it would no longer be utilized by us after the restructuring. The impairment charge was determined based on remaining book value, as we believe there is no active market in which to sell the specific assets. Full implementation was completed in the fourth quarter of 2002. In addition, we recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and Beloit, of $1.6 million as incurred during the year ended December 31, 2002. At December 31, 2002, we had a remaining liability of $0.8 million related to this restructuring.

RELATED PARTY TRANSACTIONS

      Danisco A/S and its affiliates purchased approximately $11.0 million during 2002, $9.0 million in 2001 and $8.0 million in 2002 of products from us. We purchased products from and/or through these related parties for approximately $3.0 million in 2002 and $4.0 million in 2001 and 2000. Also, we received approximately $0.4 million in fees and royalty revenues from a Danisco affiliate during 2002 and 2000, and no such fees and royalty revenues in 2001. These revenues were received under a collaboration agreement for the development and commercialization of enzymes for the animal feed market. In October 2000, we signed an exclusive agreement with Danisco A/S for the development of innovative bioingredients for the food industry. The four-year minimum term agreement provides for up to $20.0 million in funding to us. During 2002 and 2001, we received approximately $1.1 million and $1.3 million, respectively, in fees and royalty revenues under this agreement.

      On April 28, 2000, we allowed our executive officers to accelerate the exercise of 1,856,500 stock options granted under the SOAR Plan and purchase restricted shares of common stock at a price of $9.70 per share. The restricted shares were purchased through the use of notes from the executive officers that totaled $18.0 million. The vesting provisions included in the restricted common stock agreements were the same as those of the original stock options granted to the executive officers under the SOAR Plan.

      On November 30, 2001, we allowed our executive officers to surrender 349,910 vested, restricted shares to us at a value of $16.09 per share, to pay principal and interest due on the notes on January 27, 2002 by each respective officer. The surrendered shares were recorded as treasury shares. The remaining principal balance of the notes receivable for restricted common stock at December 31, 2001 was $14.6 million.

      On August 21, 2002, in order to eliminate all stock-related loans, our executive officers surrendered approximately 1.4 million restricted shares to us at a value of $10.77 per share, to make full payment of the outstanding principal of $14.6 million and accrued interest of $0.6 million on their obligations under notes issued in connection with their purchase of restricted common stock at $9.70 per share in April 2000. Also included in the value of the surrendered shares was a cash payment to cover an estimated $0.2 million of net capital gain tax incurred by the executive officers. The surrendered shares were recorded as treasury shares.

      In connection with this transaction, we accelerated the vesting of approximately 0.6 million restricted shares. Accordingly, we incurred incremental compensation expense of $0.5 million in 2002. In addition, we accelerated the recognition of previously deferred compensation charges, of which $0.4 million would otherwise have been recognized in the first half of 2003.

      We also granted the executive officers 1.8 million stock options at $10.77 per share under our 2002 Omnibus Incentive Plan approved by stockholders on May 30, 2002, of which 0.6 million were fully vested upon issuance.

LIQUIDITY AND CAPITAL RESOURCES

      Our funding needs consist primarily of capital expenditures, research and development activities, sales and marketing expenses, and expenses for general corporate purposes. We have financed our operations primarily through cash from the sale of products, the sale of stock, research and development funding from partners, government grants, and short-term and long-term borrowings.

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

      We believe that our current cash and cash equivalent balances plus funds to be provided from our current year operating activities, together with those available under our line of credit, will satisfy our funding needs for at least the next twelve months. Factors that could negatively impact our cash position include, but are not limited to, future levels of product, fees and royalty revenues, expense levels, capital expenditures, acquisitions, and foreign currency exchange rate fluctuations.

      As of December 31, 2002, cash and cash equivalents totaled $169.0 million. The funds were invested primarily in short-term instruments, including A1-P1 rated commercial paper, institutional money market funds, auction rate preferred securities and bank deposits.

      Cash provided by operations was $38.5 million, $51.1 million and $47.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease of $12.6 million for the year ended December 31, 2002 from the year ended December 31, 2001, and the increase of $3.8 million for the year ended December 31, 2001 from the year ended December 31, 2000, were generated principally by operating earnings, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

      Cash used in investing activities was $68.5 million, $33.8 million, and $9.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. Spending in each of these years was driven by capital expenditures, which totaled $19.6 million, $24.7 million and $25.6 million for the years ended December 31, 2002, 2001, and 2000, respectively. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. We also began construction of a facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York during 2002. Capital projects in process at December 31, 2002 relate primarily to further manufacturing process improvements and information technology system enhancements, as well as the construction of the human therapeutic proteins manufacturing facility.

      Cash used in investing activities increased $34.7 million for the year ended December 31, 2002 from the year ended December 31, 2001. This was driven primarily by the 2002 acquisitions of EBS and the brewing and enzyme business of Rhodia Food UK Limited totaling $44.7 million offset by the decrease in capital expenditures coupled with the 2001 purchase of intangible assets of $4.1 million. Cash used in investing activities increased $24.8 million for the year ended December 31, 2001 from the year ended December 31, 2000. This was driven primarily by the 2001 purchases of intangible assets of $4.1 million and marketable equity securities of $5.1 million, coupled with the proceeds from the sale of marketable equity securities of $17.6 million in 2000.

      Cash used in financing activities increased $26.7 million for the year ended December 31, 2002 from the year ended December 31, 2001. This increase was primarily a result of our payment of the first installment of $28.0 million on our senior debt made March 30, 2002, partially offset by the cash provided by our Employee Stock Purchase Plan of $1.5 million. Cash provided by financing activities was $123.7 million for the year ended December 31, 2000, which resulted primarily from the initial public offering of our common stock of $132.7 million, partially offset by the payment of a long-term note of $10.0 million to Gist-Brocades (G-b) related to the 1995 acquisition of the G-b industrial enzyme business. No dividends were paid to common stockholders during 2002, 2001, and 2000. While we are permitted to pay dividends, we currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

      At December 31, 2002, we had a $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of a credit agreement, makes available to the Company $40.0 million of committed borrowings, which expires on January 31, 2004. The facility carries fees of 0.35% on the amount of unborrowed principal under the agreement. As of December 31, 2002, there were no borrowings under the facility.

      Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $112.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with all of the material financial covenants included in the senior note agreement.

NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." We adopted this statement as of January 1, 2002. This statement requires the recognition of separately identifiable intangible assets. Furthermore, it establishes amortization requirements based upon the ability of the intangible assets to provide cash flows. For those intangible assets with readily identifiable useful lives, amortization will be recorded in the statement of operations over such lives. Intangible assets, such as goodwill, which have indefinite lives, will not result in periodic amortization, but must be tested at least annually for impairment.

      With the adoption of SFAS No. 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. Also, there were no adjustments made to the amortization periods or residual values of other intangible assets. Accordingly, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS No. 142. We completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and have determined that no potential impairment exists. As a result, we recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by us in fiscal 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on our financial position or our results of operations.

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

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We believe the adoption of SFAS No. 145 will not have a material impact on our financial position or our results of operations.

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

      In November 2002, the Financial Accounting Standards Board issued Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others Indebtedness." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on our financial position or our results of operations.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends FSAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. We currently apply the intrinsic value method and have no plans to convert to the fair value method.

      In December 2002, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This interpretation requires companies to reevaluate their accounting for certain investments in variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. We have no material investments in variable interest entities, all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign currency risk and interest rate risk are the primary sources of our market risk. To date foreign operations, mainly denominated in Euros, accounted for approximately 50% of our 2002 revenues. We believe that we partially mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes. At December 31, 2002, there were no forward contracts or option contracts outstanding. We recorded $0.2 million in foreign currency gains related to forward contracts in the statement of operations for the year ended December 31, 2002.

      As of December 31, 2002, cash and cash equivalents totaled $169.0 million. Of this amount, $44.6 million was denominated in Euros. The remainder or $124.4 million was primarily denominated in U.S. dollars. Other than the second installment of $28.0 million due in March 30, 2003 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources," in Item 7 of this report, short-term debt outstanding at December 31, 2002 was not significant. To the extent U.S. dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. dollars.

Interest Rates

      Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt, which consists of $112.0 million 6.82% senior notes outstanding at December 31, 2002, maturing in four remaining annual installments of $28.0 million from March 30, 2003 through March 30, 2006.

      On January 31, 2002, we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on a $28.0 million notional amount of our long-term indebtedness. On May 14, 2002, we entered into another interest rate swap contract to pay a variable rate of interest based on the six month LIBOR and receive fixed rates of interest at 6.82% on an additional $28.0 million notional amount of our long-term indebtedness. On July 31, 2002 we sold both swap contracts for approximately $1.0 million in cash. The gain on the sale will be amortized against interest expense over the original maturity date of the swaps. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", these interest rate swap contracts that hedged the senior notes had an immaterial effect on the statement of operations and were not material to the balance sheet as of the date of their sale.

Foreign Currency Exposure

      We conduct business throughout the world. To date, we have derived approximately 50% of our 2002 revenues and approximately all of our 2002 operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. dollars. We recorded a $1.0 million gain from U.S. dollar/Euro transactions through the year ended December 31, 2002 due to the strengthening of the Euro.

      Our manufacturing and administrative operations for Latin America are located in Argentina. Severe economic conditions, resulted in a 2001 year-end devaluation of the Argentine Peso. As a result, our subsidiary, which has an Argentine Peso functional currency, reported lower U.S. dollar net assets due to the translation impact resulting from the devaluation. Due to the fact that a significant part of our Latin American revenues were denominated in U.S. dollars, our statement of operations reflected a $2.1 million foreign currency gain from the remeasurement of related accounts receivable through the year ended December 31, 2002.

      Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of $0.2 million in the statement of operations for the year ended December 31, 2002 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

Other

      The Risk Factors discussed in Item 1 of this Report are incorporated herein by reference to the degree they address market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Genencor International, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Genencor International, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 7 of the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP
San Jose, California
January 31, 2003

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                               DECEMBER 31,
                                                                                                          2002               2001
                                                                                                       ----------         ----------
ASSETS
Current assets:
  Cash and cash equivalents ..................................................................         $ 169,001          $ 215,023
  Trade accounts receivable (less allowance for doubtful accounts of $2,770 in
    2002 and $2,628 in 2001) .................................................................            51,576             47,577
  Inventories ................................................................................            54,215             48,382
  Prepaid expenses and other current assets ..................................................            19,551             15,312
  Deferred income taxes ......................................................................             8,018              8,179
                                                                                                       ---------          ---------
       Total current assets ..................................................................           302,361            334,473
Property, plant and equipment, net ...........................................................           217,110            207,199
Investments and other assets .................................................................            50,142             47,272
Goodwill .....................................................................................            29,384             19,313
Intangible assets, net .......................................................................            45,898             37,832
Deferred income taxes ........................................................................            10,027              2,909
                                                                                                       ---------          ---------
       Total assets ..........................................................................         $ 654,922          $ 648,998
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ..............................................................................         $   7,942          $   8,512
  Current maturities of long-term debt .......................................................            28,291             28,000
  Accounts payable and accrued expenses ......................................................            47,549             47,908
  Interest payable on long-term debt .........................................................             1,910              2,387
  Accrued employee benefits ..................................................................            12,704             12,780
  Deferred income taxes ......................................................................               922              1,375
                                                                                                       ---------          ---------
       Total current liabilities .............................................................            99,318            100,962
Long-term debt ...............................................................................            84,897            112,419
Capital lease obligation .....................................................................             5,990              5,316
Deferred income taxes ........................................................................            14,090             13,093
Other long-term liabilities ..................................................................            12,372              8,436
Minority interest ............................................................................               248                541
                                                                                                       ---------          ---------
       Total liabilities .....................................................................           216,915            240,767
                                                                                                       ---------          ---------
Commitments and contingencies ................................................................                --                 --
Redeemable preferred stock:
  7 1/2% cumulative series A preferred stock, without par value, authorized
     1 shares, 1 shares issued and outstanding ...............................................           169,750            162,475
                                                                                                       ---------          ---------
Stockholders' equity:
  Common stock, par value $0.01 per share, 200,000
     shares authorized, 60,251 and 59,941 shares issued
     at December 31, 2002 and 2001, respectively .............................................               602                599
  Additional paid-in capital .................................................................           349,579            345,655
  Treasury stock, 1,780 and 350 shares at cost
     at December 31, 2002 and 2001, respectively .............................................           (21,030)            (5,630)
  Deferred stock-based compensation ..........................................................            (1,164)            (3,517)
  Notes receivable for common stock ..........................................................                --            (14,647)
  Accumulated deficit ........................................................................           (14,944)           (13,466)
  Accumulated other comprehensive loss .......................................................           (44,786)           (63,238)
                                                                                                       ---------          ---------
       Total stockholders' equity ............................................................           268,257            245,756
                                                                                                       ---------          ---------

       Total liabilities, redeemable preferred stock and stockholders' equity ................         $ 654,922          $ 648,998
                                                                                                       =========          =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                 2002             2001             2000
                                                                              ----------       ----------       ----------
Revenues:
  Product revenue ................................................            $ 329,337        $ 311,110        $ 300,978
  Fees and royalty revenues ......................................               20,741           14,908           15,252
                                                                              ---------        ---------        ---------
       Total revenues ............................................              350,078          326,018          316,230
Operating expenses:
  Cost of products sold ..........................................              186,383          172,986          172,265
  Research and development .......................................               70,190           60,103           50,858
  Sales, marketing and business development ......................               33,027           28,845           27,539
  General and administrative .....................................               34,635           29,913           25,818
  Amortization of intangible assets ..............................                5,563            9,966           10,478
  Restructuring and related charges ..............................               16,427               --               --
  Other (income)/expense .........................................               (3,409)            (507)          (2,391)
                                                                              ---------        ---------        ---------
       Total operating expenses ..................................              342,816          301,306          284,567
                                                                              ---------        ---------        ---------
Operating income .................................................                7,262           24,712           31,663
Non operating expenses/(income):
  Investment expense/(income) ....................................                1,500               --          (16,577)
  Interest expense ...............................................                8,587           10,433           10,474
  Interest income ................................................               (5,207)         (10,069)          (7,752)
                                                                              ---------        ---------        ---------
       Total non operating expenses/(income) .....................                4,880              364          (13,855)
                                                                              ---------        ---------        ---------
Income before income taxes .......................................                2,382           24,348           45,518
(Benefit from)/provision for income taxes ........................               (3,415)           6,574           14,108
                                                                              ---------        ---------        ---------
Net income .......................................................            $   5,797        $  17,774        $  31,410
                                                                              =========        =========        =========
Net (loss applicable)/income available to
    holders of common stock ......................................            $  (1,478)       $  10,499        $  24,135
                                                                              =========        =========        =========
  (Loss)/earnings per common share:
       Basic .....................................................            $   (0.02)       $    0.18        $    0.44
                                                                              =========        =========        =========
       Diluted ...................................................            $   (0.02)       $    0.17        $    0.42
                                                                              =========        =========        =========
  Weighted average common shares:
     Basic .......................................................               59,257           59,888           54,504
                                                                              =========        =========        =========
     Diluted .....................................................               59,575           61,069           56,855
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                NOTES                   ACCUMULATED
                                           ADDITIONAL             DEFERRED    RECEIVABLE                   OTHER         TOTAL
                                   COMMON   PAID-IN    TREASURY  STOCK-BASED  FOR COMMON  ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                   STOCK    CAPITAL      STOCK   COMPENSATION   STOCK      DEFICIT         LOSS          EQUITY
                                   ------   --------   --------- ------------  --------  -----------   ------------  -------------
Balances, December 31, 1999.......  $500    $186,326    $     --   $    --     $     --   $(48,100)     $(33,590)     $105,136
Comprehensive income:
 Net Income.......................                                                          31,410                      31,410
 Other comprehensive loss:
 Foreign currency translation.....                                                                       (10,299)      (10,299)
 Unrealized holding gains
   ($3,050 pre-tax)...............                                                                         1,645         1,645
 Adjustment for gains included
  in earnings (($9,589) pre-tax)..                                                                        (5,888)       (5,888)
                                                                                                                      --------
 Other comprehensive loss.........                                                                                     (14,542)
                                                                                                                      --------
Comprehensive income..............                                                                                      16,868
Exercise of employee stock
  options ........................    19      17,989                            (18,008)                                    --
Issuance of common stock..........    80     132,665                                                                   132,745
Deferred stock-based
  compensation....................             7,112                (7,112)                                                 --
Amortization of deferred
  stock-based compensation........                                   1,552                                               1,552

Preferred stock dividend accrued..                                                          (7,275)                     (7,275)
                                   -----    --------    --------   -------     --------   --------      --------      --------

Balances, December 31, 2000.......   599     344,092          --    (5,560)     (18,008)   (23,965)      (48,132)      249,026
                                   -----    --------    --------   -------     --------   --------      --------      --------
Comprehensive income:
 Net Income.......................                                                          17,774                      17,774
 Other comprehensive loss:
 Foreign currency translation.....                                                                       (14,239)      (14,239)
 Unrealized holding losses
  ($1,763 pre-tax)................                                                                          (867)         (867)
                                                                                                                      --------
 Other comprehensive loss.........                                                                                     (15,106)
                                                                                                                      --------

Comprehensive income..............                                                                                       2,668
Surrender of restricted shares....                        (5,630)                                                       (5,630)
Exercise of employee stock options    --         341                                                                       341
Deferred stock-based
  compensation....................             1,222                (1,222)                                                 --
Payment of notes receivable for
  common stock....................                                                3,361                                  3,361
Amortization of deferred
  stock-based compensation........                                   3,265                                               3,265

Preferred stock dividend accrued..                                                          (7,275)                     (7,275)
                                   -----    --------    --------   -------     --------   --------      --------      --------
Balances, December 31, 2001.......   599     345,655      (5,630)   (3,517)     (14,647)   (13,466)      (63,238)      245,756
                                   -----    --------    --------   -------     --------   --------      --------      --------
Comprehensive income:
 Net Income.......................                                                           5,797                       5,797
 Other comprehensive income:
 Foreign currency translation.....                                                                        23,399        23,399
 Unrealized holding losses
  ($4,480 pre-tax)................                                                                        (2,824)       (2,824)
 Minimum pension liability
  adjustment ($2,572 pre-tax).....                                                                        (2,123)       (2,123)
                                                                                                                      --------
 Other comprehensive income.......                                                                                      18,452
                                                                                                                      --------
Comprehensive income..............                                                                                      24,249
Surrender of restricted shares....               503     (15,400)     (503)      14,647                                   (753)
Employee Stock Purchase Plan......     2       1,539                                                                     1,541
Exercise of employee stock
  options.........................     1         791                                                                       792
Deferred stock-based
  compensation....................               807                  (807)                                                 --
Amortization of deferred
  stock-based compensation........                                   3,746                                               3,746
Conversion of stock appreciation
  rights to stock options.........                83                   (83)                                                 --
Stock options granted to
  non-employees...................               201                                                                       201
Preferred stock dividend accrued..                                                          (7,275)                     (7,275)
                                   -----    --------    --------   --------    --------   --------      --------      --------
Balances, December 31, 2002.......  $602    $349,579    $(21,030)  $(1,164)    $     --   $(14,944)     $(44,786)     $268,257
                                   =====    ========    ========   ========    ========   ========      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                       2002               2001               2000
                                                                                    ---------          ---------          ---------
Cash flows from operating activities:
  Net income ..............................................................         $   5,797          $  17,774          $  31,410
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .......................................            33,191             36,174             35,038
      Amortization of deferred stock-based compensation ...................             3,746              3,265              1,552
      Loss on disposition of property, plant and
         equipment ........................................................               488                329                406
      Gain on sale of marketable equity securities ........................                --                 --            (16,577)
      Loss from impairment of investment in equity securities .............             1,500                 --                 --
      Non-cash portion of restructuring and related charges ...............             9,495                 --                 --
      (Increase) decrease in operating assets:
         Trade accounts receivable ........................................               699             (4,246)              (571)
         Inventories ......................................................             1,096             (4,678)             1,892
         Prepaid expenses and other current assets ........................            (4,495)            (2,473)            (4,664)
         Investments and other assets .....................................            (7,386)            (2,239)            (5,842)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses ............................            (6,717)             6,688              5,207
         Interest payable on long-term debt ...............................              (473)                --                 (5)
         Accrued employee benefits ........................................              (808)             3,749             (1,637)
         Other ............................................................             2,333             (3,234)             1,074
                                                                                    ---------          ---------          ---------
         Net cash provided by operating activities ........................            38,466             51,109             47,283
                                                                                    ---------          ---------          ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment ..............................           (19,550)           (24,725)           (25,592)
  Purchases of intangible assets ..........................................              (100)            (4,098)            (1,100)
  Proceeds from the sale of property, plant and equipment .................               414                 74                 88
  Proceeds from the sale of marketable equity securities ..................                --                 --             17,568
  Acquisition of businesses, net of cash acquired .........................           (44,734)                --                 --
  Payment to acquire equity securities ....................................            (4,500)            (5,065)                --
                                                                                    ---------          ---------          ---------
         Net cash (used in) investing activities ..........................           (68,470)           (33,814)            (9,036)
                                                                                    ---------          ---------          ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ..............................                --                 --            132,745
  Proceeds from employee stock purchase plan ..............................             1,507                 --                 --
  Surrender of restricted shares ..........................................              (198)              (314)                --
  Net (payments) proceeds on notes payable of foreign affiliate ...........              (565)                (9)               968
  Payment of long-term debt ...............................................           (28,277)               (48)           (10,000)
  Proceeds from exercise of stock options .................................               791                341                 --
                                                                                    ---------          ---------          ---------
         Net cash (used in) provided by financing activities ..............           (26,742)               (30)           123,713
                                                                                    ---------          ---------          ---------
Effect of exchange rate changes on cash ...................................            10,724             (2,833)              (700)
                                                                                    ---------          ---------          ---------
Net (decrease) increase in cash and cash equivalents ......................           (46,022)            14,432            161,260
Cash and cash equivalents -- beginning of year ............................           215,023            200,591             39,331
                                                                                    ---------          ---------          ---------
Cash and cash equivalents -- end of year ..................................         $ 169,001          $ 215,023          $ 200,591
                                                                                    =========          =========          =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1 -- DESCRIPTION OF THE COMPANY AND ACCOUNTING POLICIES

      Genencor International, Inc. and subsidiaries (the Company) is a diversified biotechnology company that develops and delivers products and/or services to the industrial, consumer, agri-processing and health care markets. The Company's current products include novel enzymes used in industrial, consumer and agri-processing applications. The principal geographical markets for these products are North America, Latin America, Europe and Asia.

      Significant accounting policies are as follows:

Principles of Consolidation

      The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated. All investments in variable interest entities are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." The Company has no material investments in variable interest entities and all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

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

      Funded Research

            Research funding revenues result from collaborative agreements with various parties, including the U.S. Government, whereby the Company performs research activities and receives revenues that partially reimburse expenses incurred. Under such agreements the Company retains a proprietary interest in the products and technology developed. These expense reimbursements primarily consist of direct expense sharing arrangements and milestone payments. Revenues related to expense sharing arrangements are recorded as the underlying expenses are incurred. Milestone payments are contingent upon successful completion of research activities and are recognized upon satisfaction of those contingencies. Upfront research-funding payments are recognized as revenues on a straight-line basis over the term of the underlying research agreement.

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

Property, Plant and Equipment

      All property, plant and equipment is stated at acquisition cost. Depreciation for financial statement purposes is calculated using the straight-line method over the estimated useful lives of the assets. Land improvements and buildings are depreciated over 10-40 years, with a weighted average estimated useful life of 20 years, and machinery and equipment over 3-15 years, with a weighted average estimated life of 13 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the length of the applicable lease term. Property under capital lease is amortized over the lease term. Maintenance and repair expenditures are expensed as incurred. Included in machinery and equipment is computer hardware and software developed or obtained for internal use which is amortized over 3-5 years.

Goodwill

      Goodwill consists of the excess of cost over the net assets of acquired businesses. Goodwill is not amortized, but is tested annually for impairment.

Other Intangible Assets

      Other intangible assets consist primarily of patents, licenses, technology and customer lists. Definite-lived intangibles are amortized on a straight-line basis over their remaining useful lives. Indefinite-lived intangibles are not amortized and are tested for impairment on an annual basis. Patents, licenses and customer lists are amortized over 4-20 years with a weighted average estimated useful life of 10 years. During 2002 technology was determined to have an indefinite life and is no longer amortized.

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

      The Company, on occasion, may use forward exchange contracts and options to hedge its exposure in foreign currencies. Option and forward exchange contracts are used to minimize the impact of foreign currency fluctuations on the Company's revenues and costs and are not used to engage in speculation. At December 31, 2002 and 2001, the Company had no options or forward exchange contracts outstanding.

      Foreign currency transaction net gains are included in other operating income/expense. Total foreign currency transaction net gains were $3,107 in 2002, $23 in 2001, and $2,837 in 2000.

Financial Instruments

      The determination of fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, obligations under accounts payable, accrued expenses, and debt instruments is based on interest rates available to the Company and comparisons to quoted market prices for the same or similar issues. At December 31, 2002 and 2001, the fair value of these financial instruments approximated carrying value.

Investments in Marketable Equity Securities

      All of the Company's investments in marketable equity securities are considered available-for-sale and are recorded at fair value within prepaid and other current assets or other assets. Unrealized gains and losses, calculated as the difference between fair value and cost of the security on a specific identification basis, are recorded as a component of comprehensive income, net of tax.

      Gross unrealized losses on available-for-sale securities were $5,504 at December 31, 2002 and $1,021 at December 31, 2001. The fair market value of available-for-sale securities was $4,136 at December 31, 2002 and $4,120 at December 31, 2001. The deferred tax asset related to these unrealized losses was $2,037 at December 31, 2002 and $378 at December 31, 2001.

Investment Expense/Income

      During the fourth quarter of 2002, the Company recorded an impairment loss of $1,500 on its investment in certain preferred stock. During 2000, the Company realized a gain on the sale of marketable equity securities of $16,577. These amounts are included in investment expense/income as part of total non-operating income for the period. There were no sales of marketable equity securities during 2002 and 2001.

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

Major Customers

      In 2002, two customers accounted for 41% of sales and 39% of accounts receivable. In 2001, two customers accounted for 45% of sales and 34% of accounts receivable. In 2000, two customers accounted for 42% of sales and 39% of accounts receivable.

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

Stock-Based Compensation

      The Company uses the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 " Accounting for Stock Issued to Employees" and has no current plans to convert to the fair value method. See Note 11 for the pro forma amounts, had compensation cost for the Company's stock option plans been determined based on the fair value method.

Guarantees

      The Company assesses its contracts in accordance with Financial Accounting Standards Board Interpretation No. 45 " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and strategic partners when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial statements.

Earnings Per Share

      The provisions of SFAS No. 128, "Earnings per Share," require the disclosure of basic and diluted earnings per share. Basic (loss)/earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at (loss applicable)/income available to common stockholders, undeclared and unpaid cumulative preferred stock dividends of $7,275 are deducted for each year presented.

      Diluted (loss)/earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net (loss applicable)/income available to common stockholders of the Company. As a result of stock options outstanding under the Company's 2002 Omnibus Incentive Plan, successor to the Company's Stock Option and Stock Appreciation Right Plan (SOAR Plan), there were dilutive securities in 2002, 2001 and 2000. The weighted-average impact of these has been reflected in the calculation of diluted (loss)/earnings per share for the respective periods presented.

      The following table reflects the calculation of basic and diluted
(loss)/earnings per common share for the years ended December 31:

                                                                               2002             2001             2000
                                                                             --------         --------         --------
            Net income ..............................................        $  5,797         $ 17,774         $ 31,410
               Less: Accrued dividends on preferred stock ...........          (7,275)          (7,275)          (7,275)
                                                                             --------         --------         --------
            Net (loss applicable)/ income available
               to holders of common stock ...........................        $ (1,478)        $ 10,499         $ 24,135
                                                                             ========         ========         ========

            Weighted average common shares:
               Basic ................................................          59,257           59,888           54,504
               Effect of stock options ..............................             318            1,181            2,351
                                                                             --------         --------         --------
               Diluted ..............................................          59,575           61,069           56,855
                                                                             ========         ========         ========
            (Loss)/earnings per common share:
               Basic ................................................        $  (0.02)        $   0.18         $   0.44
                                                                             ========         ========         ========
               Diluted ..............................................        $  (0.02)        $   0.17         $   0.42
                                                                             ========         ========         ========

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

      With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, goodwill and certain previously acquired technology were determined to have indefinite useful lives. There were no adjustments made to the amortization periods or residual values of other intangible assets. Accordingly, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS No. 142. The Company completed the first step of the transitional goodwill and indefinite-lived intangible impairment tests and has determined that no potential impairment exists. As a result, the Company recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142.

      In June 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position or its results of operations.

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

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on our financial position or our results of operations.

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

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others Indebtedness." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on our financial position or our results of operations.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends FSAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. The Company currently applies the intrinsic value method and has no plans to convert to the fair value method.

      In December 2002, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation requires companies to reevaluate their accounting for certain investments in "variable interest entities." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. We have no material investments in variable interest entities, all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

New Chief Executive Officer

      In October 2002, the Company announced the hiring of Jean-Jacques Bienaime to succeed W. Thomas Mitchell as Chief Executive Officer and President in November 2002. Mr. Mitchell currently continues to serve as Chairman of the Company's Board of Directors while Mr. Bienaime serves as a director.

2 -- ACQUISITION

      On December 31, 2002, the Company acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8,925. The acquisition includes technology, product lines and personnel, and expands the Company's bioproducts portfolio and technical service capabilities in the food, feed and specialty enzyme market sector. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The results of operations of the acquired business will be consolidated with the Company's results of operations beginning January 1, 2003. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed prior to June 30, 2003. According to the Company's preliminary allocation of the purchase price, the net assets acquired consist of the following at December 31, 2002:

            Intangible assets..........................      $   8,925
                                                             =========

      During February 2002, the Company acquired Enzyme Bio-Systems Ltd. (EBS), now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35,809 and the assumption of $974 in debt. As part of this transaction, the Company entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The acquired entity's results of operations have been consolidated with the Company's results of operations since the acquisition date. The Company's purchase price allocation of the net assets acquired consists of the following at December 31, 2002:

            Working capital ..........................            $  3,879
            Property, plant and equipment ............              21,085
            Intangible assets ........................               1,729
            Goodwill .................................               9,807
            Long-term liabilities ....................                (691)
                                                                  --------
                                                                  $ 35,809
                                                                  ========

      Included in working capital acquired is a provision to restructure the entity of $1,119, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of December 31, 2002, all costs had been charged to this restructuring provision and all 22 employees had terminated their employment with the Company.

3 -- RESTRUCTURING AND RELATED CHARGES

      During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. There were 119 positions to be eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of December 31, 2002, all 119 employees had terminated their employment with the Company.

      As a result of the plan, restructuring and related charges of $16,427 were recorded in the Company's operating earnings in the year ended December 31, 2002. These charges were primarily driven by employee severance and related costs of approximately $3,762, costs to dismantle portions of the restructured facilities of $1,000, costs to terminate long-term utility agreements of $319, other costs totaling $239, and $9,495 for property, plant and equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believes there is no active market in which to sell the specific assets. Full implementation was completed in the fourth quarter of 2002. In addition, the Company recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and Beloit, of $1,612 as incurred during the year ended December 31, 2002. At December 31, 2002, the Company had a remaining liability of $805 related to this restructuring.

4 -- FEES AND ROYALTY REVENUES

      Fees and royalty revenues included the following for the years ended December 31:

                                                                           2002         2001        2000
                                                                         -------      -------     -------
            Funded research ................................             $19,533      $12,152     $10,848
            License fees ...................................                  75        1,825          --
            Royalties ......................................               1,133          931       4,404
                                                                         -------      -------     -------
              Fees and royalty revenues ....................             $20,741      $14,908     $15,252
                                                                         =======      =======     =======

      In October 2001, the Company, entered into a strategic alliance with Dow Corning Corporation to create a new proprietary technology platform for the development of new biomaterials. For the year ended December 31, 2002, the Company recorded $11,554 in research funding revenues from this alliance.

5 -- INVENTORIES

      Inventories consisted of the following at December 31:

                                                                                        2002              2001
                                                                                      ---------        ---------
            Raw materials ..............................................              $   8,373        $   7,526
            Work-in-progress ...........................................                  8,003            7,454
            Finished goods .............................................                 37,839           33,402
                                                                                      ---------        ---------
              Inventories ..............................................              $  54,215        $  48,382
                                                                                      =========        =========

6 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                                                        2002              2001
                                                                                      ---------        ---------
            Land and buildings .........................................              $ 134,968        $ 124,039
            Machinery and equipment ....................................                275,255          260,375
            Construction-in-progress ...................................                 10,058            6,772
                                                                                      ---------        ---------
                                                                                        420,281          391,186
            Less: Accumulated depreciation .............................               (203,171)        (183,987)
                                                                                      ---------        ---------
              Property, plant and equipment, net .......................              $ 217,110        $ 207,199
                                                                                      =========        =========

      Depreciation expense was $27,628 in 2002, $26,208 in 2001, and $24,560 in 2000.

      Construction-in-progress at December 31, 2002 and 2001, includes process improvement projects at our manufacturing and research and development facilities as well as information technology enhancements. The Company also began construction of a facility for the clinical-scale manufacture of human therapeutic proteins at the site of our manufacturing facility in Rochester, New York during 2002. The facility is designed to produce pharmaceutical grade materials for pre-clinical and clinical studies.

      In December 2000, the Company leased a wastewater treatment plant to service its Belgian manufacturing facility. The agreement is being accounted for as a capital lease.

      Assets under capital lease are included in property, plant and equipment as follows at December 31:

                                                                                        2002              2001
                                                                                      ---------        ---------
            Land and buildings .........................................              $  14,172        $  13,113
            Less: Accumulated depreciation .............................                 (3,284)          (2,652)
                                                                                      ---------        ---------
              Capital lease assets, net ................................              $  10,888        $  10,461
                                                                                      =========        =========

      The Company leases certain facilities and equipment under operating leases.

      Rent expense relating to all operating leases was $4,657 for 2002, $4,014 for 2001 and $3,478 for 2000. Non-cancelable future minimum rental payments under significant leases consist of the following for the years ending December 31:

                                                                                      OPERATING         CAPITAL
                                                                                      ---------        ---------
            2003 .......................................................              $   3,107        $     610
            2004 .......................................................                  2,965              607
            2005 .......................................................                  2,940              607
            2006 .......................................................                  2,910              607
            2007 .......................................................                  2,897              607
            Thereafter .................................................                 20,986            6,176
                                                                                      ---------        ---------
            Total minimum lease payments ...............................              $  35,805            9,214
                                                                                      =========
            Less: Amount representing interest .........................                                  (3,224)
                                                                                                       ---------
            Capital lease obligation ...................................                               $   5,990
                                                                                                       =========

7 --GOODWILL AND OTHER INTANGIBLE ASSETS

      As discussed in Note 1 above, the Company adopted the provisions of SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company no longer amortizes goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company will periodically evaluate its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which will continue to be amortized over a weighted average useful life of 10 years using the straight-line method. These assets are expected to have no residual value once they are fully amortized.

      The following table summarizes the changes in each major class of intangible assets from January 1, 2002 through December 31, 2002:

                                                                          INTANGIBLE ASSETS                     GOODWILL
                                                             ------------------------------------------         --------

                                                                              OTHER
                                                                           AMORTIZABLE
                                                            TECHNOLOGY        ASSETS            TOTAL
                                                            ----------    -------------         -----
            Balances, January 1, 2002 ..............         $15,617        $ 50,822          $ 66,439           $19,313
              Acquired intangible assets ...........              --          11,496            11,496             9,807
              Foreign currency translation
                and other adjustments ..............              --           3,111             3,111               264
                                                             -------        --------          --------           -------
            Balances: December 31, 2002 ............          15,617          65,429            81,046           $29,384
                                                                                                                 =======
            Less: Accumulated
                amortization .......................              --         (35,148)          (35,148)
                                                             -------        --------          --------
              Intangible assets, net ...............         $15,617        $ 30,281          $ 45,898
                                                             =======        ========          ========

      In January 2002, the Company entered into a license agreement for $842, which will be amortized over a period of approximately 6 years.

      In conjunction with the acquisitions discussed in Note 2, the Company acquired certain intangible assets during the year ended December 31, 2002. The Company has assessed that the intangibles assets associated with the EBS acquisition consist of $1,729 of amortizable intangibles, which will be amortized over a period of approximately 7 years. The remaining $9,807 is the excess of cost over net assets of the acquired business and will be tested for impairment on an annual basis.

      The Company is currently in the process of segregating the intangible assets associated with the acquired brewing and enzyme business of Rhodia Food UK Limited among the major classes. As such, the estimated value of $8,925 has been included in other intangible assets as of December 31, 2002 and will be reclassified among the major classes upon completion of the purchase price allocation.

      The following table reflects the comparative net (loss applicable)/income available to holders of common stock and (loss)/earnings per common share as though the provisions of SFAS No. 142 were in effect for the years ended December 31, 2002, 2001 and 2000:

                                                                                           FOR THE YEAR
                                                                                        ENDED DECEMBER 31,
                                                                                        ------------------
                                                                             2002              2001              2000
                                                                          ----------        ----------        ----------
            Net (loss applicable)/income available
              to holders of common stock as reported .............        $   (1,478)       $   10,499        $   24,135
            Add back amortization:
              Goodwill ($0, $928 and $1,641 pre-tax) .............                --               707             1,238
              Technology ($0, $3,485 and $3,485 pre-tax) .........                --             2,161             2,161
                                                                          ----------        ----------        ----------
            Net (loss applicable)/income available
              to holders of common stock as adjusted .............        $   (1,478)       $   13,367        $   27,534
                                                                          ==========        ==========        ==========

            Basic (loss)/earnings per share:
               As reported .......................................        $    (0.02)       $     0.18        $     0.44
               Amortization ......................................                --              0.05              0.06
                                                                          ----------        ----------        ----------
               As adjusted .......................................        $    (0.02)       $     0.23        $     0.50
                                                                          ==========        ==========        ==========

            Diluted (loss)/earnings per share:
               As reported .......................................        $    (0.02)       $     0.17        $     0.42
               Amortization ......................................                --              0.05              0.06
                                                                          ----------        ----------        ----------
               As adjusted .......................................        $    (0.02)       $     0.22        $     0.48
                                                                          ==========        ==========        ==========

Estimated fiscal year amortization expense is as follows:

                         2003 ..........................        $   4,700
                         2004 ..........................            3,000
                         2005 ..........................            2,500
                         2006 ..........................            2,100
                         2007 ..........................            1,200

Intangible assets, including goodwill, consisted of the following at December
31:

                                                                                              2002               2001
                                                                                           ---------           --------
            Patents, licenses and other .........................................          $  65,655           $ 50,431
            Technology ..........................................................             15,617             15,617
            Excess of cost over net assets of acquired businesses ...............             29,384             19,313
                                                                                           ---------           --------
                                                                                             110,656             85,361
            Less: Accumulated amortization ......................................            (35,374)           (28,216)
                                                                                           ---------           --------
              Intangible assets, net ............................................          $  75,282           $ 57,145
                                                                                           =========           ========

Amortization expense was $5,563 in 2002, $9,966 in 2001 and $10,478 in 2000.

8 -- NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consisted of the following at December
31:

                                                                                              2002               2001
                                                                                           ---------          ---------
            6.82% senior notes with payments of $28,000 due annually,
              commenced March 30, 2002 ...........................................         $ 112,000          $ 140,000
            Notes payable of the Company's Chinese affiliate with
              principal payments due in 2003. Interest rates on
              the notes range from 5.04% to 5.84% ................................             7,942              8,488
            Other ................................................................             1,188                443
                                                                                           ---------          ---------
                                                                                             121,130            148,931
            Less: Current maturities .............................................           (36,233)           (36,512)
                                                                                           ---------          ---------
              Long-term debt .....................................................         $  84,897          $ 112,419
                                                                                           =========          =========

      The senior note agreements contain various financial covenants, which among other things, require the maintenance of certain financial ratios. The most significant of these relate to: debt to total capital; total debt as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA); and minimum consolidated net worth. The Company is currently in compliance with all of its material financial covenants.

      At December 31, 2002, principal obligations on notes payable and long-term debt are as follows:

            2003 ..................................................................        $ 36,233
            2004 ..................................................................          28,374
            2005 ..................................................................          28,277
            2006 ..................................................................          28,067
            2007 ..................................................................              70
            Thereafter ............................................................             109
                                                                                           --------
            Total .................................................................        $121,130
                                                                                           ========

      At December 31, 2002, the Company had a $40,000 revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of a credit agreement, makes available to the Company $40,000 of committed borrowings, which expires on January 31, 2004. The facility carries facility fees of 0.35% on the amount of unborrowed principal under the agreement. As of December 31, 2002 and 2001, there were no borrowings under the facility.

9 -- REDEEMABLE PREFERRED STOCK

      On December 1, 1991, the Company and its stockholders agreed to exchange $97,000 of advances from stockholders (including interest payable of $12,604) for 0.97 shares of no par value, 7 1/2% Cumulative Series A preferred stock (Series A preferred stock). Dividends are cumulative from the date of issuance and are subtracted from net income in 2002, 2001 and 2000 in determining net (loss applicable)/income available to common stockholders. The Series A preferred stock was authorized and issued on May 5, 1992 and has no voting rights except as required by law or in respect to certain matters involving the Series A preferred stock. The shares are redeemable at any time in whole or in part for $100,000 per share plus accrued unpaid dividends to the date of redemption. The total redemption value of the Series A preferred stock at December 31, 2002 and 2001 in the amounts of $169,750 and $162,475, respectively, is classified on the Company's balance sheet as Redeemable Cumulative Series A Preferred Stock and includes $72,750 and $65,475 of accrued and unpaid dividends, respectively. The liquidation value is $100,000 per share plus accrued dividends to be paid on a pro rata basis from assets available after payment of debt and prior to any distribution on common stock.

10 -- STOCKHOLDERS' EQUITY

      In addition to the Series A preferred stock, the Company has the authority to issue 1,000 shares of preferred stock having a par value of $.01 per share. No such shares have been issued as of December 31, 2002.

      While the Company is permitted to pay dividends, certain covenants of the Company's 6.82% Senior Notes restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts the Company in default of these covenants. Such covenants include, but are not limited to, the maintenance of debt to total capitalization of no greater than 55% and the maintenance of a maximum ratio of debt to EBITDA of 3.5:1.

      No dividend was declared or paid to common stockholders in 2002, 2001 or 2000.

      Accumulated other comprehensive loss consists of the following:

                                                          FOREIGN         MARKETABLE                        ACCUMULATED
                                                         CURRENCY         SECURITIES        MINIMUM            OTHER
                                                        TRANSLATION        VALUATION        PENSION        COMPREHENSIVE
                                                        ADJUSTMENT        ADJUSTMENT       LIABILITY            LOSS
                                                        ----------        ----------       ---------       -------------
            Balances, December 31, 1999 ..........       $(38,061)         $ 4,471          $    --          $(33,590)
              Current period change ..............        (10,299)          (4,243)              --           (14,542)
                                                         --------          -------          -------          --------
            Balances, December 31, 2000 ..........        (48,360)             228               --           (48,132)
              Current period change ..............        (14,239)            (867)              --           (15,106)
                                                         --------          -------          -------          --------
            Balances, December 31, 2001 ..........        (62,599)            (639)              --           (63,238)
              Current period change ..............         23,399           (2,824)          (2,123)           18,452
                                                         --------          -------          -------          --------
            Balances, December 31, 2002 ..........       $(39,200)         $(3,463)         $(2,123)         $(44,786)
                                                         ========          =======          =======          ========

      The change in the marketable equity securities valuation adjustment for 2002 of $2,824 ($4,480 pre-tax) relates to unrealized holding losses on the Company's available-for-sale securities.

      On July 25, 2000, the Company increased the authorized number of shares of common stock to 200,000 with a par value of $0.01.

      The Company completed its initial public offering of 8,050 shares of common stock at a price of $18.00 per share, including 7,000 shares of common stock issued July 28, 2000 in the initial offering and 1,050 shares of common stock issued August 25, 2000 pursuant to the underwriters' exercise of the over-allotment option. The combined net proceeds raised by the Company from the initial offering and the over-allotment option were $132,745.

      Majority stockholders of the Company are Eastman Chemical Company and Danisco A/S (Danisco), with each holding approximately 43% of the common stock outstanding and 50% each of the Series A preferred stock.

      On November 30, 2001, executive officers of the Company surrendered 350 vested, restricted shares to the Company at a value of $16.09 per share, to pay principal and interest due on notes receivable for restricted common stock on January 27, 2002 by each respective officer. The surrendered shares were recorded as treasury shares, accounted for under the cost method.

      On August 21, 2002, in order to eliminate all stock-related loans, executive officers of the Company surrendered approximately 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and interest on obligations under notes issued in connection with their purchase of restricted common stock. The Company recorded the surrendered shares as treasury shares, accounted for under the cost method. As of December 31, 2002 there is no outstanding balance on these notes.

11 -- EMPLOYEE BENEFIT PLANS

2002 Omnibus Incentive Plan

      On March 12, 2002, the Company adopted the Genencor International, Inc. 2002 Omnibus Incentive Plan (the OI Plan). The OI Plan became effective on May 30, 2002 upon approval by the stockholders at the Annual Meeting. The OI Plan serves as a successor plan to the SOAR Plan. Employees, outside directors, consultants, advisors and independent contractors retained by the Company are eligible to participate in the OI Plan. The OI Plan allows for the grant, at not less than 100% of the estimated market value as of the date of grant, of non-qualified and incentive stock options to purchase the Company's common stock and stock appreciation rights (SARs), based on the underlying value of the Company's common stock. The OI Plan also allows for the grant of restricted and unrestricted stock awards, performance shares (stock or stock-based awards contingent upon attaining performance objectives) or performance units (units valued by reference to chosen criteria). Under the terms of the OI Plan, the Company has the ability to grant awards representing up to 6,800 shares of common stock. In addition, any shares remaining, or shares that become available under the SOAR Plan will be available for grant of awards under the OI Plan. Generally, stock options and SARs vest and become exercisable, and the restrictions, if any, on stock awards shall expire, ratably over a three-year period. These options expire 10 years from their grant date.

Stock Option and Stock Appreciation Right Plan

      On December 9, 1999, the Company adopted the SOAR Plan. Employees, outside directors, consultants and advisors of the Company were eligible to participate in the SOAR Plan. The SOAR Plan allowed for the grant, generally at estimated market value as of the date of grant, of incentive or non-statutory stock options to purchase the Company's common stock and stock appreciation rights
(SARs), based on the underlying value of the Company's common stock. Under the terms of the SOAR Plan, the Company had the ability to grant stock options and SARs representing up to 9,000 shares of common stock. Options vest ratably over a three-year period and expire 10 years from their grant date. SARs vest 50% after three years, the remaining 50% after four years, and expire 10 years from their grant date. The OI Plan replaced the SOAR Plan.

      The following table summarizes the stock option activity for the years ending:

                                                                           WEIGHTED AVERAGE     EXERCISABLE    WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE        OPTIONS       EXERCISE PRICE
                                                               -------      --------------        -------       --------------
            Options outstanding at
              December 31, 1999 ....................            5,465            $ 9.70                --              N/A
                Granted ............................            1,318             13.93                --
                Exercised ..........................           (1,857)             9.70                --
                Forfeited ..........................              (37)             9.91                --
                                                               ------
            Options outstanding at
              December 31, 2000 ....................            4,889             10.84                --              N/A
                Granted ............................            1,384             12.50                --
                Exercised ..........................              (35)             9.84                --
                Forfeited ..........................             (107)            12.77                --
                                                               ------
            Options outstanding at
              December 31, 2001 ....................            6,131             11.19             1,841           $10.97
                Granted ............................            3,012             10.98                --
                Exercised ..........................              (82)             9.70                --
                Forfeited ..........................             (205)            11.13                --
                                                               ------
            Options outstanding at
              December 31, 2002 ....................            8,856            $11.13             4,359           $11.02
                                                               ======

      The following table summarizes additional information about stock options outstanding as of December 31, 2002:

                                                    Options Outstanding                       Options Exercisable
                                         -------------------------------------------      ---------------------------
           Range of                         Weighted Average         Weighted Average                Weighted Average
       Exercise Prices       Number      Remaining Contract Life      Exercise Price      Number       Exercise Price
       ---------------       ------      -----------------------      --------------      ------       --------------
       $ 8.00 - $10.00       4,626               7.20                     $  9.70          3,012          $  9.70
       $10.01 - $15.00       3,375               9.43                     $ 11.29            909          $ 11.62
       $15.01 - $20.00         736               7.42                     $ 17.32            358          $ 17.73
       $20.01 - $25.00         100               7.82                     $ 23.14             67          $ 23.14
       $25.01 - $34.00          19               7.77                     $ 28.91             13          $ 28.90
                             -----                                                         -----
                             8,856               8.08                     $ 11.13          4,359          $ 11.02
                             =====                                                         =====

      On April 28, 2000, the Board of Directors of the Company allowed the executive officers to accelerate the exercise of 1,857 stock options granted under the SOAR Plan and purchase restricted shares of common stock. The restricted shares were purchased through the use of notes from the executive officers.

The vesting provisions included in the restricted common stock agreements were the same as those of stock options under the SOAR Plan. In conjunction with the elimination of all stock-related loans as discussed in Note 10, the Company accelerated the vesting of 620 restricted shares. Accordingly, the Company incurred incremental compensation expense of $503 in 2002. In addition, the Company accelerated the recognition of previously deferred compensation charges. None of these restricted shares remain outstanding as of December 31, 2002.

      Under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 " Accounting for Stock-Based Compensation-Transition and Disclosure," the Company has elected to continue to account for stock options in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock options been determined consistent with the provisions of SFAS No. 123, the weighted average grant date fair value of options granted in 2002, 2001 and 2000 is summarized below (amounts in dollars):

                                                                    2002                    2001                     2000
                                                             -------------------     -------------------     ------------------
                                                              Fair      Exercise     Fair       Exercise      Fair     Exercise
                                                              Value       Price      Value       Price        Value     Price
                                                              -----       -----      -----       -----        -----     -----
            Options whose exercise price
               equaled grant date market value .........     $ 4.46       $10.99     $ 5.71       $13.46     $ 8.24     $19.77
            Options whose exercise price was
               less than grant date market value .......        N/A          N/A       5.53        10.19      10.54      11.29

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                      2002               2001               2000
                                                                    -------            -------            -------
                  Expected life .......................              4 years            4 years           4 years
                  Interest rate .......................              3.31%              4.05%             6.39%
                  Volatility ..........................              47.3%              48.2%             0%-44.7%
                  Dividend yield ......................               N/A                N/A              N/A

      Volatility assumed to be zero for options granted prior to July 28, 2000 in accordance with the minimum value method.

      On a pro forma basis, had compensation cost for the Company's stock option plans been determined based on the weighted average fair value at the grant date, the Company's net (loss)/income and (loss)/earnings per share would have been reduced to the pro forma amounts shown below:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                                2002        2001         2000
                                                                              -------     -------      -------
            Net (loss applicable)/income available
               to holders of common stock as reported ...................     $(1,478)    $10,499      $24,135
            Add: Stock-based employee compensation expense
               included in reported net (loss applicable)/income
               available, net of related tax ............................         981       1,169          330
            Deduct: Total stock-based employee compensation
               expense determined under fair value based method for
               all awards, net of related tax effect ....................      (7,407)     (4,707)      (2,662)
                                                                              -------     -------      -------
            Pro forma net (loss)/income .................................     $(7,904)    $ 6,961      $21,803
                                                                              =======     =======      =======
            (Loss)/earnings per share:
              Basic - as reported .......................................     $ (0.02)    $  0.18      $  0.44
              Basic - pro forma .........................................       (0.13)       0.12         0.40
              Diluted - as reported .....................................       (0.02)       0.17         0.42
              Diluted  - pro forma ......................................     $ (0.13)    $  0.11      $  0.38

      The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

      SARs are accounted for under the provisions of APB Opinion No. 25 as interpreted by Financial Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25."

FIN 28 requires that compensation expense be recognized over the vesting period for any increase in the estimated market value of the underlying stock. Decreases in the estimated market value of the underlying stock in subsequent periods would cause compensation expense to be reduced in that period although the related accrued liability would never be reduced below zero. In 2002 and 2001, the Company recorded compensation income of $47 and $593, respectively, to reflect the decrease in the estimated market value of common stock during the period in relation to the grant price of the Company's outstanding SARs. At December 31, 2002 and 2001 there were 14 and 18 SARs, respectively, outstanding, none of which were exercisable.

Restricted Stock Awards

      On November 6, 2002, the Company granted 75 shares of restricted common stock to its chief executive officer and president. These restricted shares were granted at estimated fair market value at the date of grant and the restrictions on the award expire three years from the date of grant. Deferred compensation expense of $807 was recorded in connection with the award and was determined based on the number of granted restricted shares and the estimated fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

Conversion of Stock Appreciation Rights

      During the fourth quarter of 2001, the Company converted 451 previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. At the date of conversion, the accrued compensation liability of $797 related to the SARs was reversed. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the estimated fair value of the new stock options on the conversion date. For the vested portion of the stock options, the Company recognized compensation expense of $655 in 2001. For the unvested portion, deferred stock-based compensation expense of $328 was recorded in a separate component of stockholders' equity and will be amortized as a charge to operations over the remaining vesting period of the options.

Deferred Compensation

      In connection with the grant of 881 stock options to employees between January 1, 2000 and July 27, 2000, the Company recorded deferred compensation expense of $7,112. Deferred compensation for options granted to employees is determined based on the difference between the grant price and the estimated fair value of our common stock on the date we granted the options. This amount was recorded as a component of stockholders' equity and amortized as a charge to operations over the vesting period of the options.

      In total, including the restricted stock award and elimination of all stock-related loans in 2002 and the 2001 SARs conversion, amortization of deferred stock-based compensation expense for 2002 and 2001 was $3,746 and $3,265, respectively, and was reported in our Consolidated Statement of Operations as follows:

                                                                                 2002             2001
                                                                                ------           ------
            Cost of products sold ........................................      $  382           $  311
            Research and development .....................................         745              958
            Sales, marketing and business development ....................       1,271            1,106
            General and administrative ...................................       1,348              890
                                                                                ------           ------
            Total amortization of deferred stock-based compensation ......      $3,746           $3,265
                                                                                ======           ======

Employee Stock Purchase Plan

      On March 13, 2001, the Company adopted the Genencor International, Inc. Employee Stock Purchase Plan (the ESPP) and has 2,000 shares of common stock for issuance under the ESPP. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the closing prices for the stock as of the beginning or the end of each six-month offering period. The offering periods generally begin in January and July with the first offering beginning July 1, 2001. Purchases are limited to 15% of the employee's compensation and may not exceed 1 shares per offering period. At December 31, 2002, 153 shares had been issued. At December 31, 2001, no shares had been issued.

Defined Contribution Pension Plans

      The Company maintains employee benefit plans in the United States which allow its eligible employees to make contributions, up to a certain limit, on a tax deferred basis under Section 401(k) of the Internal Revenue Code.

      The Company also contributes to the plans. Total employer contributions to the plans for 2002, 2001 and 2000 amounted to approximately $2,869, $2,612 and $2,531, respectively.

Defined Benefit Pension and Other Postretirement Benefits

      The Company provides defined benefit pension and postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of all plans of the Company:

                                                                      PENSION BENEFITS                     OTHER BENEFITS
                                                                ----------------------------        ---------------------------
                                                                   2002             2001              2002               2001
                                                                ----------        ----------        ---------         ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year .................       $   41,995        $   38,958        $   1,945         $   1,439
Service cost ............................................            3,359             2,655              213               161
Interest cost ...........................................            2,675             2,293              136               114
Plan participants' contributions ........................              218               169               --                --
Amendments ..............................................               --                64               --                --
Actuarial (gain)/loss ...................................            4,162               951              392               261
Curtailment .............................................               (2)               --             (616)               --
Benefits paid ...........................................           (2,099)           (1,532)             (39)              (30)
Translation .............................................            6,763            (1,563)              --                --
                                                                ----------        ----------        ---------         ---------
Benefit obligation at end of year .......................       $   57,071        $   41,995        $   2,031         $   1,945
                                                                ==========        ==========        =========         =========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year ..........       $   62,094        $   65,794        $      --         $      --
Actual return on plan assets ............................           (6,672)           (3,413)              --                --
Employer contributions ..................................            3,783             4,428               --                --
Plan participants' contributions ........................              218               169               --                --
Benefits paid ...........................................           (2,099)           (1,532)              --                --
Translation .............................................            9,021            (3,352)              --                --
                                                                ----------        ----------        ---------         ---------
Fair value of plan assets at end of year ................       $   66,345        $   62,094        $      --         $      --
                                                                ==========        ==========        =========         =========

FUNDED STATUS ...........................................       $    9,274        $   20,411        $  (2,031)        $  (1,945)
Unrecognized net actuarial (gain)/loss ..................           16,517               (71)             404               325
Unrecognized net (asset)/obligation .....................               24                --               --                --
Unrecognized prior service cost .........................             (348)             (295)             162               219
                                                                ----------        ----------        ---------         ---------
Prepaid cost (accrued benefit) ..........................       $   25,467        $   20,045        $  (1,465)        $  (1,401)
                                                                ==========        ==========        =========         =========

AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS CONSIST OF:
Prepaid benefit cost ....................................       $   26,259        $   20,589        $      --         $      --
Accrued benefit cost ....................................             (792)             (544)          (1,465)           (1,401)
                                                                ----------        ----------        ---------         ---------
Net amount recognized ...................................       $   25,467        $   20,045        $  (1,465)        $  (1,401)
                                                                ==========        ==========        =========         =========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate ...........................................      5.50%--6.50%      5.80%--7.00%            6.50%             7.00%
Expected return on plan assets ..........................      5.50%--8.00%      5.80%--8.00%             N/A               N/A
Rate of compensation increase ...........................      0.00%--6.50%      0.00%--6.50%             N/A               N/A

                                                                        PENSION BENEFITS                      OTHER BENEFIT
                                                              -----------------------------------       ---------------------------
                                                               2002           2001          2000         2002       2001       2000
                                                              -------       -------       -------       -----       ----      -----
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost ...........................................      $ 3,359       $ 2,655       $ 2,218       $ 213       $161      $ 119
Interest cost ..........................................        2,675         2,293         2,141         136        114         88
Expected return on plan assets .........................       (4,519)       (4,373)       (4,348)         --         --         --
Amortization of net (asset)/obligation .................           22            --            --          --         --         --
Amortization of prior service cost .....................          (46)          (42)          (49)         55         55         55
Recognized net actuarial (gain)/loss ...................           60          (330)         (735)         26          2         (1)
                                                              -------       -------       -------       -----       ----      -----
Net periodic (benefit) cost ............................        1,551           203          (773)        430        332        261
Curtailment ............................................           58            --            --        (327)        --         --
                                                              -------       -------       -------       -----       ----      -----
          Total net periodic (benefit) cost ............      $ 1,609       $   203       $  (773)      $ 103       $332      $ 261
                                                              =======       =======       =======       =====       ====      =====

      In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability of $2,573 at December 31, 2002, for an underfunded plan in the Netherlands. This liability represents the excess of unfunded accumulated benefit obligation over the previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent these additional liabilities exceed related unrecognized prior service costs and transition obligations, in which case the increase in liabilities is charged directly to other comprehensive income. As of December 31, 2002, an after-tax charge of $2,123 was recorded to other comprehensive income.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                                2002        2001
                                                                ----        ----
         Projected benefit obligation ...................      16,193        --
         Accumulated benefit obligation .................      13,742        --
         Fair value of plan assets ......................      11,233        --

      As a result of the reduction in the number of employees covered by the restructuring plan at the Company's Elkhart, Indiana facility, a curtailment loss is reflected in the net periodic pension cost for 2002.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The trend rates assumed for pre-65 claims graded to 5.0% in 2007 and were 10% in 2002, 9.0% in 2001, and 10.0% in 2000. The trend rates assumed for post-65 claims graded to 5.0% in 2009 and were 12% in 2002, 9.0% in 2001, and 10.0% in 2000. For both pre and post-65 claims, the trend rate was assumed to remain at 5.0% after 2007 and 2009, respectively. A one percentage point increase in assumed health care cost trend rates would increase total service and interest cost by $5 and increase the postretirement benefit obligation by $76. A one percentage point decrease in assumed health care cost trend rates would decrease total service and interest cost by $5 and decrease the postretirement benefit obligation by $65.

12 -- INCOME TAXES

      The (benefit from)/provision for income taxes consisted of the following for the years ended December 31:

                                                                               2002        2001         2000
                                                                             -------     --------     --------
         Current:
           Federal ................................................          $(7,265)    $  2,780     $  5,868
           State ..................................................               --          268          627
           Foreign ................................................            8,582        3,878        2,551
                                                                             -------     --------     --------
                                                                               1,317        6,926        9,046
                                                                             -------     --------     --------
         Deferred:
           Federal and State ......................................           (5,623)      (2,198)       5,258
           Foreign ................................................             (718)       1,946          384
                                                                             -------     --------     --------
                                                                              (6,341)        (252)       5,642
                                                                             -------     --------     --------
         Increase/(decrease) in valuation allowances ..............            1,609         (100)        (580)
                                                                             -------     --------     --------
                                                                             $(3,415)    $  6,574     $ 14,108
                                                                             =======     ========     ========

      The components of deferred tax assets and liabilities consisted of the following at December 31:

                                                                                                 2002           2001
                                                                                               --------       --------
         Current assets and liabilities:
           Unrealized depreciation/(appreciation) on marketable equity
              securities ............................................................          $  2,059       $    378
           Deferred revenues ........................................................             2,667          4,799
           Inventories ..............................................................               200           (138)
           Accrued expenses .........................................................               929            714
           Foreign currency exchange ................................................               903          1,173
           Other items, net .........................................................               338           (297)
                                                                                               --------       --------
                                                                                                  7,096          6,629
                                                                                               --------       --------
         Non-current assets and liabilities:
           Net operating loss and tax credit carryforwards ..........................            23,937         14,129
           Employee costs ...........................................................            (7,712)        (7,521)
           Depreciation and amortization ............................................           (17,171)       (14,766)
           Other items, net .........................................................              (188)          (531)
                                                                                               --------       --------
                                                                                                 (1,134)        (8,689)
         Valuation allowances .......................................................            (2,929)        (1,320)
                                                                                               --------       --------
           Net deferred tax liability ...............................................          $  3,033       $ (3,380)
                                                                                               ========       ========

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

      The Company has net operating loss carryforwards of $10,600 for U.S. tax purposes which expire in 2022. The Company also has net operating loss carryforwards of $6,000 for Chinese tax purposes which expire in 2005 through 2007. The Company also has research and experimentation tax credit carryforwards of $10,000 for U.S. federal income tax purposes, which expire in 2002 through 2022. Additionally, the Company has alternative minimum tax credit carryforwards of $3,507, which may be used indefinitely to reduce U.S. federal income taxes.

      A valuation allowance is provided for deferred tax assets if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The Company's valuation allowances are $2,929 and $1,320 at December 31, 2002 and 2001, respectively.

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

      The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows for the years ending December 31:

                                                                                           2002           2001          2000
                                                                                           ----           ----          ----
         U.S. federal statutory income tax rate ................................           35.0%         35.0%         35.0%
         State income taxes, net of federal income tax benefit .................          (39.0%)         1.6%          1.6%
         Amortization of non-deductible intangible assets ......................           55.4%          6.7%          3.8%
         Foreign and U.S. tax effects attributable to foreign operations .......         (181.0%)        (6.6%)        (4.3%)
         Change in valuation allowances ........................................           67.6%         (0.4%)        (1.3%)
         Tax credits ...........................................................          (68.4%)        (6.7%)        (2.9%)
         Other, net ............................................................          (13.0%)        (2.6%)        (0.9%)
                                                                                         ------          ----          ----
                                                                                         (143.4%)        27.0%         31.0%
                                                                                         ======          ====          ====

      The Company is subject to a tax ruling in the Netherlands, which effectively reduces the local effective income tax rate from 35% to 17.5%. This ruling will expire in 2005. Effective January 1, 2003, a change in the Belgian tax law reduces the Belgian tax rate from 40.17% to 33.99%.

13 -- SEGMENT AND PRODUCT DATA

      The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company maintains one industry segment, which produces and distributes novel enzymes. Product revenues are attributed to countries based on the geographic location of the customer. Intercompany transactions between countries have been eliminated. Long-lived assets include property, plant, and equipment, intangible assets, and investments and other assets and are attributed to countries based on physical location. Included in non-U.S. long-lived assets are approximately $51,000 in 2002, $44,000 in 2001 and $46,000 in 2000 in Belgium and approximately $39,000 in 2002, $35,000 in 2001and 2000 in Finland. Geographical information is as follows:

                                                                             U.S.          NON-U.S.     CONSOLIDATED
                                                                           --------        --------     ------------
           2002
           Product revenue ....................................            $149,954        $179,383       $329,337
           Long-lived assets ..................................            $195,177        $133,315       $328,492
           2001
           Product revenue ....................................            $141,683        $169,427       $311,110
           Long-lived assets ..................................            $179,282        $117,528       $296,810
           2000
           Product revenue ....................................            $139,170        $161,808       $300,978
           Long-lived assets ..................................            $184,398        $124,058       $308,456

      Product revenue by similar product groupings is as follows:

                                                                             2002            2001           2000
                                                                           --------        --------       --------
         Protein degrading enzyme products ....................            $171,213        $177,573       $166,394
         Starch degrading enzyme products .....................             102,443          85,168         84,865
         Cellulose degrading enzyme products ..................              40,623          34,169         35,775
         Other ................................................              15,058          14,200         13,944
                                                                           --------        --------       --------
                   Total ......................................            $329,337        $311,110       $300,978
                                                                           ========        ========       ========

14 -- RELATED PARTY TRANSACTIONS

      Danisco and its affiliates purchased approximately $11,000 during 2002, $9,000 in 2001, and $8,000 in 2000 of products from the Company. The Company purchased products from and/or through these related parties for approximately $3,000 in 2002, $4,000 in 2001 and 2000. Also, the Company received approximately $400 in fees and royalty revenues from a Danisco affiliate during 2002 and 2000 and no such fees and royalty revenues in 2001. These revenues were received under a collaboration agreement for the development and commercialization of enzymes for the animal feed market. In October 2000, the Company signed an exclusive agreement with Danisco A/S for the development of innovative bioingredients for the food industry. The four-year minimum term agreement provides for up to $20 million in funding to the Company. During 2002 and 2001, the Company received approximately $1,100 and $1,300, respectively, in fees and royalty revenues under this agreement.

      At December 31, 2002 and 2001, the Company had amounts due from Danisco of $377 and $229, respectively. At December 31, 2001 and 2000, the Company had amounts due to Danisco of $227 and $315, respectively.

      The Company had outstanding relocation-related notes receivable with balances totaling $3,222 and $3,983 from officers of the Company at December 31, 2002 and 2001, respectively. The notes are non-interest bearing and are due at the conclusion of five years from the date of issuance. Accordingly, interest income is imputed at 5.32% to 6.80% per year on the notes, with an offset recorded as compensation expense.

      The Company also had outstanding promissory notes of $14,647 at December 31, 2001. This amount related to the exercise of stock options granted to executive officers during 2000. In November 2001, the Company allowed our executive officers to surrender 350 vested, restricted shares to the Company at a value of $5,630, to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, the Company's executive officers surrendered approximately 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and accrued interest on their obligations under these notes. The Company is holding the surrendered shares as treasury shares.

      During November 2002, the Company granted 75 shares of restricted common stock to its chief executive officer and president. These restricted shares were granted at estimated fair market value at the date of grant and the restrictions on the award expire three years from the date of grant. Deferred compensation expense of $807 was recorded in connection with the award and was determined based on the number of granted restricted shares and the estimated fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

15 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             2002        2001          2000
                                                                           -------     -------       -------
         Interest paid ............................................        $ 9,065     $10,433       $10,474
                                                                           =======     =======       =======
         Taxes paid ...............................................        $ 6,244     $ 9,728       $ 6,043
                                                                           =======     =======       =======
         Schedule of non-cash investing and
           financing activity:
         Acquisition of treasury stock in exchange for
           notes and interest receivable ..........................        $15,202     $ 5,316       $    --
                                                                           =======     =======       =======
         Debt of acquired business ................................        $   974     $    --       $    --
                                                                           =======     =======       =======
         Capital lease obligation .................................        $    --     $    --       $ 2,845
                                                                           =======     =======       =======
         Issuance of restricted stock .............................        $   807     $    --       $18,008
                                                                           =======     =======       =======

16 -- COMMITMENTS AND CONTINGENCIES

      The Company, from time to time, is involved in legal proceedings involving claims against the Company, which are handled and defended in the ordinary course of business. While the resolution of such litigation could have a material effect on earnings and cash flows in the year of resolution, none is currently expected to have a material adverse effect on the financial condition of the Company as of December 31, 2002.

17 -- SELECTED QUARTERLY DATA (UNAUDITED)

                                                                          FIRST         SECOND        THIRD        FOURTH
         2002                                                            QUARTER        QUARTER      QUARTER      QUARTER
         ----                                                            --------       -------      -------      --------
         Product revenue ..........................................      $ 75,548       $85,470      $85,931      $ 82,388
         Gross profit .............................................        33,430        39,374       35,661        34,489
         Net (loss)/income ........................................        (1,059)        4,783        2,952          (879)
         Net (loss applicable)/income available to holders of
           common stock ...........................................        (2,878)        2,964        1,134        (2,698)
         Basic (loss)/earnings per common share ...................      $  (0.05)      $  0.05      $  0.03      $  (0.05)
                                                                         ========       =======      =======      ========
         Diluted (loss)/earnings per common share .................      $  (0.05)      $  0.05      $  0.03      $  (0.05)
                                                                         ========       =======      =======      ========

                                                                          FIRST         SECOND        THIRD        FOURTH
         2001                                                            QUARTER        QUARTER      QUARTER      QUARTER
         ----                                                            --------       -------      -------      --------
         Product revenue ..........................................      $ 75,268       $78,514      $77,847      $ 79,481
         Gross profit .............................................        34,370        34,987       33,715        35,052
         Net income ...............................................         6,277         4,109        3,370         4,018
         Net income available to holders of
           common stock ...........................................         4,458         2,290        1,552         2,199
         Basic earnings per common share ..........................      $   0.07       $  0.04      $  0.03      $   0.04
                                                                         ========       =======      =======      ========
         Diluted earnings per common share ........................      $   0.07       $  0.04      $  0.03      $   0.04
                                                                         ========       =======      =======      ========

                                                                          FIRST         SECOND         THIRD        FOURTH
         2000                                                            QUARTER        QUARTER       QUARTER      QUARTER
         ----                                                            --------       -------       -------      --------
         Product revenue ..........................................      $ 73,640       $ 76,626      $ 77,359     $ 73,353
         Gross profit .............................................        31,642         33,363        32,864       30,844
         Net income ...............................................        16,543          4,688         4,753        5,426
         Net income available to holders of common stock ..........        14,724          2,869         2,934        3,608
         Basic earnings per common share ..........................      $   0.29       $   0.06      $   0.05     $   0.06
                                                                         ========       ========      ========     ========
         Diluted earnings per common share ........................      $   0.28       $   0.05      $   0.05     $   0.06
                                                                         ========       ========      ========     ========

18 -- COLLABORATIVE AGREEMENTS

      During January 2002, the Company entered into a two-year extendable collaboration agreement with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. Under the agreement, the Company received worldwide licenses to certain proprietary technologies as well as exclusive commercialization rights to any products developed through the agreement. This collaboration required the Company to pay an upfront license fee as well as annual royalties. The agreement also requires certain research and development funding and has potential for additional milestone payments and royalties on future product sales.

      Also during January 2002, the Company formed a strategic alliance with Seattle Genetics, Inc., to jointly discover and develop a class of cancer therapeutics. Under terms of the alliance, the companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products. The Company made an equity investment in Seattle Genetics of $3,000 and agreed to pay certain fees and milestone payments. Seattle Genetics also agreed to make certain milestone payments to the Company. In July 2002, the Company made a payment of $500 to Seattle Genetics in accordance with the agreement.

      During October 2002, the Company and the University of Leicester announced that they would participate in a collaboration for microbial biotechnology between the European Union (EU) and the People's Republic of China. The three-year project funded by the European Commission Fifth Framework Program strives to identify metabolic and genetic diversity as a source of new and valuable products.

      During July 2001, the Company acquired a 10% ownership interest in and entered into a license agreement with Epimmune Inc. The Company also entered into a research collaboration agreement with Epimmune Inc. Although the Company's investment in

Epimmune Inc. is considered available-for-sale, the Company currently has no intent to liquidate its investment. Therefore, the investment is recorded at fair value within other assets. In December 2001, we increased our equity stake in Epimmune and made our first milestone payment.

      During August 2001, the Company entered into a collaboration agreement with Phogen Ltd., which gives the Company worldwide rights to proprietary technology to develop therapeutic vaccines for infectious viral diseases and develop applications to enhance DNA vaccine formulation. This collaboration required the Company to pay an upfront license fee as well as annual license maintenance fees. The agreement requires certain research and development funding and has potential for additional milestone payments.

      During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new, proprietary technology platform for the development of new biomaterials. The terms of the agreement include an upfront payment which will be recognized over the term of the agreement, research funding and milestone payments.

FINANCIAL STATEMENT SCHEDULES

      Schedule II -- Valuation and Qualifying Accounts

                                   SCHEDULE II

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS

                                                                                        REDUCTIONS
                                                                                       (ADDITIONS)
                                                           BALANCE AT      ADDITIONS    CHARGED TO      DEDUCTIONS/     BALANCE AT
                                                           BEGINNING      CHARGED TO     ACQUIRED         AMOUNTS           END
                                                           OF PERIOD       EARNINGS      GOODWILL      WRITTEN OFF       OF PERIOD
                                                           ----------     ----------   ------------    ------------     -----------
                                                                                 (AMOUNTS IN THOUSANDS)
         Year Ended December 31, 2002
           Deducted in the Consolidated Balance
              Sheet:
           From current assets:
              Trade accounts receivable, allowance
                for doubtful accounts ...............       $(2,628)       $   (557)    $       --       $    415        $(2,770)
              Reserve for obsolete and slow moving
                inventory and lower of cost or market
                adjustments .........................        (1,789)         (1,205)            --            315         (2,679)
                                                            -------        --------     ----------       --------        -------
           Total ....................................        (4,417)         (1,762)            --            730         (5,449)
                                                            =======        ========     ==========       ========        =======
           Deferred tax valuation allowance .........        (1,320)         (1,609)            --             --         (2,929)
                                                            =======        ========     ==========       ========        =======
           From current liabilities:
              Restructuring reserves ................          (234)        (16,427)            --         15,856           (805)
                                                            =======        ========     ==========       ========        =======
         Year Ended December 31, 2001
           Deducted in the Consolidated Balance
              Sheet:
           From current assets:
              Trade accounts receivable, allowance
                for doubtful accounts ...............        (2,574)           (255)            --            201         (2,628)
              Reserve for obsolete and slow moving
                inventory and lower of cost or market
                adjustments .........................        (2,043)             --             --            254         (1,789)
                                                            -------        --------     ----------       --------        -------
           Total ....................................        (4,617)           (255)            --            455         (4,417)
                                                            =======        ========     ==========       ========        =======
           Deferred tax valuation allowance .........        (1,420)           (680)            --            780         (1,320)
                                                            =======        ========     ==========       ========        =======
           From current liabilities:
              Restructuring reserves ................        (2,679)             --             --          2,445           (234)
                                                            =======        ========     ==========       ========        =======
         Year Ended December 31, 2000
           Deducted in the Consolidated Balance
              Sheet:
           From current assets:
              Trade accounts receivable, allowance
                for doubtful accounts ...............        (1,814)           (414)            --           (346)        (2,574)
              Reserve for obsolete and slow moving
                inventory and lower of cost or market
                adjustments .........................        (2,255)             --             --            212         (2,043)
                                                            -------        --------     ----------       --------        -------
           Total ....................................        (4,069)           (414)            --           (134)        (4,617)
                                                            =======        ========     ==========       ========        =======
           Deferred tax valuation allowance .........        (7,800)           (920)         5,800          1,500         (1,420)
                                                            =======        ========     ==========       ========        =======
           From current liabilities:
              Restructuring reserves ................        (6,100)             --             --          3,421         (2,679)
                                                            =======        ========     ==========       ========        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 29, 2003 under the captions "Proposed for Election as Directors for a Three-Year Term Expiring in 2006," "Director Whose Terms Do Not Expire at the Meeting," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," which proxy statement will be filed within 120 days after the end of the Company's 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 29, 2003 under the caption "Executive Compensation" (excepting the "Report of the Management Development and Compensation Committee" and the "Stock Price Performance Graph"), which proxy statement will be filed within 120 days after the end of the Company's 2002 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

                                                                                                      Number of securities remaining
                                        Number of securities to be                                     available for future issuance
                                          issued upon exercise of        Weighted-average exercise      under equity compensation
                                       outstanding options, warrants   price of outstanding options,   plans (excluding securities
                                                and rights                  warrants and rights         reflected in column (a))
      Plan category                                (a)                             (b)                              (c)
      -------------                    -----------------------------   -----------------------------  ------------------------------
      Equity compensation plans
      approved by security holders               8,856,019                        $11.13                      4,882,315

      Equity compensation plans not
      approved by security holders                      --                           N/A                             --

      Total                                      8,856,019                        $11.13                      4,882,315

Security Ownership and Changes in Control

      The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 29, 2003 under the caption "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company on May 29, 2003 under the caption "Certain Transactions," which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

      Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jean-Jacques Bienaime, the Company's Chief Executive Officer and President, and Raymond J. Land, the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Bienaime and Mr. Land concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filing with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure Controls and Internal Controls

      Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

Limitations on the Effectiveness of Controls

      The Company's management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      Item 15(a)(1), 15(a)(2) and 15(d):

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

      Item 15(a)(3) and 15(c):

            See Index to Exhibits

      Item 15(b):

            During the last quarter of the fiscal year ended December 31, 2002, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENENCOR INTERNATIONAL, INC.


Date: March 26, 2003                       By: /s/ Jean-Jacques Bienaime
                                              ----------------------------------
                                           Jean-Jacques Bienaime
                                           Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                     Title                                     Date
                 ---------                                     -----                                     ----
      /s/ Jean-Jacques Bienaime                Director, Chief Executive Officer and                 March 26, 2003
      ---------------------------------        President (Principal Executive Officer)
      Jean-Jacques Bienaime

      /s/ Raymond J. Land                      Senior Vice President and                             March 26, 2003
      ---------------------------------        Chief Financial Officer
      Raymond J. Land                          (Principal Financial Officer)

      /s/ Darryl L. Canfield                   Vice President and Corporate Controller               March 26, 2003
      ---------------------------------        (Principal Accounting Officer)
      Darryl L. Canfield

      /s/ W. Thomas Mitchell                   Chairman                                              March 26, 2003
      ---------------------------------
      W. Thomas Mitchell

      /s/ Soren Bjerre-Nielsen                 Director                                              March 26, 2003
      --------------------------------
      Soren Bjerre-Nielsen

      /s/ Gregory O. Nelson                    Director                                              March 26, 2003
      ---------------------------------
      Gregory O. Nelson

      /s/ Bruce C. Cozadd                      Director                                              March 26, 2003
      ---------------------------------
      Bruce C. Cozadd

      /s/ Jorgen Rosenlund                     Director                                              March 26, 2003
      ---------------------------------
      Jorgen Rosenlund

      /s/ Theresa K. Lee                       Director                                              March 26, 2003
      ---------------------------------
      Theresa K. Lee

      /s/ Robert H. Mayer                      Director                                              March 26, 2003
      ---------------------------------
      Robert H. Mayer

      /s/ Joseph A. Mollica                    Director                                              March 26, 2003
      ---------------------------------
      Joseph A. Mollica

      /s/ Norbert G. Riedel                    Director                                              March 26, 2003
      ---------------------------------
      Norbert G. Riedel

      /s/ James P. Rogers                      Director                                              March 26, 2003
      ---------------------------------
      James P. Rogers

CERTIFICATIONS

I, Jean-Jacques Bienaime, certify that:

1. I have reviewed this annual report on Form 10-K of Genencor International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                       By: /s/ Jean-Jacques Bienaime
                                               --------------------------------
                                           Jean-Jacques Bienaime,
                                           Chief Executive Officer and President

I, Raymond J. Land, certify that:

1. I have reviewed this annual report on Form 10-K of Genencor International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                                   By: /s/ Raymond J. Land
                                                           ---------------------
                                                       Raymond J. Land,
                                                       Senior Vice President and
                                                       Chief Financial Officer

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

      *4.5 Amendment No. 1 dated as of September 25, 1996 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006.

      *4.6 Amendment No. 2 dated as of December 31, 1996 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006.

      *4.7 Amendment No. 3 dated as of May 5, 2000 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006.

      *4.8 Amendment No. 4 dated as of October 1, 2000 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006.

      *4.9 Amendment No. 5 dated as of April 17, 2002 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006.

      4.10 $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

      4.11 Amendment No. 1 dated as of April 20, 2001 to the $32,000,000 Three Year Credit Agreement dated as of January 31, 2001 among the Company, the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-61450) filed on May 23, 2001.

      4.12 Letter Agreement dated as of January 31, 2002 among JP Morgan Chase Bank, ABN AMRO Bank, NV, the Bank of New York, Credit Suisse First Boston and the Company regarding Credit Agreements dated as of January 31, 2001 and Acquisition of Enzyme Bio-Systems is incorporated herein by reference to
                  Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(9)   Voting Trust Agreement

            Not applicable.

(10)  Material Contracts

      10.1 Stockholder Agreement between the Company, Eastman Chemical Company and Danisco A/S, dated July 25, 2000 is incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 26, 2000.

      *10.2 First Amendment to Stockholder Agreement, dated February 16, 2001, between the Company, Eastman Chemical Company and Danisco A/S.

      *10.3 Second Amendment to Stockholder Agreement, dated November 15, 2002, between the Company, Eastman Chemical Company and Danisco A/S.

      10.4 Form of Indemnification Agreement between the Company and its directors and executive officers is incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

      10.5 Lease Agreement by and between the Company and The Board of Trustees of the Leland Stanford Junior University dated May 22, 1995 is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Palo Alto)

      10.6 Lease Agreement between the Company and Meridian Centre Associates, L.P., dated August 16, 1999, as amended September 1, 1999 is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Rochester)

      10.7 Lease between Genencor International B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V., dated January 6, 1999 is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Leiden, the Netherlands)

      10.8        Deed of Economic Transfer between Genencor International B.V.
                  and ABN AMRO Goed Lease en Financieringen B.V., dated January 6, 1999 is incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

      10.9 Lease agreement by and between the Company and Eastman Kodak Company, dated August 28, 1991 is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Rochester)

      *10.10 First Amendment to Lease, dated November 30, 2001, by and between the Company and Eastman Kodak Company.

      *10.11 Second Amendment to Lease Agreement and Landlord Consent, dated July 8, 2002, by and between the Company and Eastman Kodak Company.

      +10.12 Collaborative Research and Development Agreement between the Company and E.I. du Pont de Nemours and Company, dated September 1, 1995, as amended, is incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

      +10.13 Fourth Amendment to Collaborative Research and Development Agreement Dated 1st September, 1995, between E. I. duPont de Nemours and Company and the Company, dated February 27, 2001 is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      +10.14 Fifth Amendment to Collaborative Research and Development Agreement Dated 1st September, 1995, between E. I. duPont de Nemours and Company and the Company, dated December 1, 2001 is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      10.15 Amended and Restated Equity Joint Venture Contract between Genencor Mauritius Ltd. and Wuxi Enzyme Factory, dated May 10, 1998 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

      *10.16 Agreement for the First Amendment to the Amended and Restated Equity Joint Venture Contract and First Amendment to the Amended and Restated Articles of Association, dated as of December 23, 2002, between Genencor Mauritius Ltd. and Wuxi Enzymes Factory.

      #10.17 Senior Executive Relocation Policy is incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

      #10.18 Form of executive officer Promissory Note is incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

      #10.19 Retirement and Consulting Agreement dated as of August 21, 2002 between W. Thomas Mitchell and the Company is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

      *#10.20 Employment Agreement dated October 17, 2002 between the Company and Jean Jacques Bienaime.

      *#10.21 Letter Agreement dated December 17, 2002 between the Company and Debby Jo Blank.

      #10.22 Form of executive officer Employment Agreement is incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement (Registration No. 333-36452) filed on June 26, 2000.

      +10.23 Research Agreement between the Company and The Procter & Gamble Company, dated June 30, 2000 is incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

      10.24 Technology Transfer Agreement between the Company and The Procter & Gamble Company, dated June 30, 2000 is incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

      +10.25 Commercialization Agreement between the Company and The Procter & Gamble Company, dated April 25, 2000 is incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

      *10.26 National Renewable Energy Laboratory Definitized Subcontract, effective April 27, 2000, between Midwest Research Institute acting through its National Renewable Energy Laboratory Division and the Company (including Modification Nos. 1-3).

      +10.27 Enzyme Supply Agreement by and between the Company and Cargill, Incorporated dated as of January 5, 2001 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q for the quarter ended March 31, 2001.

      +10.28 License Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q for the quarter ended September 30, 2001.

      *10.29 First Amendment of the License Agreement by and between Epimmune Inc. and the Company dated as of October 16, 2002.

      +10.30 Collaboration Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Statement on Form 10-Q for the quarter ended September 30, 2001.

      *+10.31 First Amendment of the Collaboration Agreement by and between Epimmune Inc. and the Company dated as of October 16, 2002.

      +10.32 Securities Purchase Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Statement on Form 10-Q for the quarter ended September 30, 2001.

      +10.33 Supply Agreement by and among The Procter & Gamble Manufacturing Company, The Procter & Gamble Company, Procter & Gamble International Operations SA, and P&G Northeast Asia PTE, Ltd., and the Company executed October 17, 2001 is incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      +10.34 Research Agreement between Dow Corning Corporation and the Company, dated October 4, 2001 is incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      +10.35 Enzyme Supply Agreement between the Company and Corn Products International, Inc., dated February 5, 2002 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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

(24)  Power of Attorney

            Not applicable.

(99)  Additional Exhibits

            *99.1 Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

*     Exhibits filed with this Report.

+ Confidential Treatment requested as to certain information which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.

#     Management contract or compensatory plan.