Form 10-Q
period 2003-03-31
GENENCOR INTERNATIONAL INC
filed 2003-05-14
CIK 1113099

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                YES [ X ] NO [ ]

                                  ------------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                            NUMBER OF SHARES OUTSTANDING
                  CLASS                            AT APRIL 30, 2003

COMMON STOCK, PAR VALUE $0.01 PER SHARE                 58,592,244

                                                        TABLE OF CONTENTS

                                                                                                                             PAGE
                                                                                                                             ----
PART I.   FINANCIAL INFORMATION
    Item 1.  Financial Statements:
             Condensed Consolidated Unaudited Balance Sheets as of March 31, 2003 and December 31, 2002..................      4
             Condensed Consolidated Unaudited Statements of Operations for the three months ended
             March 31, 2003 and 2002.....................................................................................      5
             Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended
             March 31, 2003 and 2002.....................................................................................      6
             Notes to Condensed Consolidated Unaudited Financial Statements..............................................      7
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................      14
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................      25
    Item 4.  Controls and Procedures.....................................................................................      25

PART II.  OTHER INFORMATION
    Item 1.  Legal Proceedings...........................................................................................      25
    Item 2.  Changes in Securities and Use of Proceeds...................................................................      26
    Item 3.  Defaults Upon Senior Securities.............................................................................      26
    Item 4.  Submission of Matters to a Vote of Security Holders.........................................................      26
    Item 5.  Other Information...........................................................................................      26
    Item 6.  Exhibits and Reports on Form 8-K............................................................................      26

SIGNATURES...............................................................................................................      27
CERTIFICATIONS...........................................................................................................      28
INDEX to EXHIBITS........................................................................................................      30

   This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Part I, Item 2 of this Report and in the Company's 2002 Annual Report on Form 10-K. The Company disclaims any obligation to publicly announce any revisions to these forward-looking statements to reflect facts or circumstances of which the Company becomes aware after the date hereof.

   Unless otherwise specified, all references in this Report to the "Company", "we", "us", "our", and "ourselves" refer to Genencor International, Inc. and its subsidiaries collectively, as appropriate in the context of the disclosure.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              2003               2002
                                                                                              ----               ----

   ASSETS
   Current assets:
     Cash and cash equivalents......................................................     $   138,686         $   169,001
     Trade accounts receivable, net ................................................          60,860              51,576
     Inventories....................................................................          57,064              54,215
     Other current assets...........................................................          27,552              27,569
                                                                                         -----------         -----------
          Total current assets......................................................         284,162             302,361
   Property, plant and equipment, net...............................................         217,462             217,110
   Goodwill.........................................................................          29,382              29,384
   Intangible assets, net...........................................................          45,354              45,898
   Other assets.....................................................................          59,968              60,169
                                                                                         -----------         -----------
          Total assets..............................................................     $   636,328         $   654,922
                                                                                         ===========         ===========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Notes payable..................................................................     $     8,033         $     7,942
     Current maturities of long-term debt...........................................          28,291              28,291
     Accounts payable and accrued expenses..........................................          45,249              47,549
     Other current liabilities......................................................          10,619              15,536
                                                                                         -----------         -----------
          Total current liabilities.................................................          92,192              99,318
   Long-term debt...................................................................          56,852              84,897
   Other long-term liabilities......................................................          35,406              32,700
                                                                                         -----------         -----------
          Total liabilities.........................................................         184,450             216,915
                                                                                         -----------         -----------
   Redeemable preferred stock:
     7 1/2% cumulative series A preferred stock, without par value, authorized
        1 shares, 1 shares issued and outstanding...................................         171,569             169,750
                                                                                         -----------         -----------
   Stockholders' equity:
     Common stock, par value $0.01 per share, 200,000 shares authorized, 60,357 and 60,251 shares issued at
        March 31, 2003 and December 31, 2002, respectively..........................             603                 602
     Additional paid-in capital.....................................................         350,474             349,579
     Treasury stock, 1,780 shares at cost at March 31, 2003 and
        December 31, 2002...........................................................         (21,030)            (21,030)
     Deferred stock-based compensation..............................................            (865)             (1,164)
     Accumulated deficit............................................................         (10,243)            (14,944)
     Accumulated other comprehensive loss...........................................         (38,630)            (44,786)
                                                                                         -----------         -----------
          Total stockholders' equity................................................         280,309             268,257
                                                                                         -----------         -----------
          Total liabilities, redeemable preferred stock and stockholders' equity....     $   636,328         $   654,922
                                                                                         ===========         ===========

    The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2003            2002
                                                     --------        --------
Revenues:
  Product revenue ............................       $ 90,038        $ 75,548
  Fees and royalty revenues ..................          5,623           5,262
                                                     --------        --------
       Total revenues ........................         95,661          80,810
Operating expenses:
  Cost of products sold ......................         50,841          42,118
  Research and development ...................         16,460          15,632
  Sales, marketing and business development ..          7,699           7,142
  General and administrative .................          7,801           8,032
  Amortization of intangible assets ..........          1,392           1,307
  Restructuring and related charges ..........             --          16,294
  Other expense/(income) .....................            705          (1,347)
                                                     --------        --------
       Total operating expenses ..............         84,898          89,178
                                                     --------        --------
Operating income/(loss) ......................         10,763          (8,368)
Non operating expenses/(income):
  Interest expense ...........................          2,020           2,520
  Interest income ............................           (845)         (1,401)
                                                     --------        --------
       Total non operating expense/(income) ..          1,175           1,119
                                                     --------        --------
Income/(loss) before income taxes ............          9,588          (9,487)
Provision for/(benefit from) income taxes ....          3,068          (8,428)
                                                     --------        --------
Net income/(loss) ............................       $  6,520        $ (1,059)
                                                     ========        ========
Net income available/(loss applicable) to
  holders of common stock ....................       $  4,701        $ (2,878)
                                                     ========        ========
Earnings/(loss) per common share:
       Basic .................................       $   0.08        $  (0.05)
                                                     ========        ========
       Diluted ...............................       $   0.08        $  (0.05)
                                                     ========        ========
  Weighted average common shares:
       Basic .................................         58,499          59,596
                                                     ========        ========
       Diluted ...............................         58,799          60,057
                                                     ========        ========

    The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2003             2002
                                                             ---------        ---------

Cash flows from operating activities:
  Net income/(loss) ..................................       $   6,520        $  (1,059)
  Adjustments to reconcile net income/(loss) to net
   cash provided by operating activities:
      Depreciation and amortization ..................           8,760            7,954
      Amortization of deferred stock-based
        compensation .................................             299              863
      Non-cash portion of restructuring and related
        charges ......................................              --            9,225
      (Increase) decrease in operating assets:
         Trade accounts receivable ...................          (7,875)           1,071
         Inventories .................................          (1,569)          (2,048)
         Other assets ................................             248           (6,531)
      Decrease in operating liabilities:
         Accounts payable and accrued expenses .......          (3,173)          (5,158)
         Other liabilities ...........................          (3,431)          (3,309)
                                                             ---------        ---------
         Net cash (used in)/provided by operating
           activities ................................            (221)           1,008
                                                             ---------        ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment .........          (4,548)          (2,346)
  Purchases of intangible assets .....................              --             (100)
  Payment to acquire equity securities ...............              --           (3,000)
  Acquisition of business, net of cash acquired ......              --          (35,809)
                                                             ---------        ---------
         Net cash used in investing activities .......          (4,548)         (41,255)
                                                             ---------        ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options ............             164               57
  Proceeds from employee stock purchase plan .........             345              393
  Proceeds from/(payments on) notes of foreign
    affiliate ........................................              91             (143)
  Payment of long-term debt ..........................         (28,061)         (28,037)
                                                             ---------        ---------
         Net cash used in financing activities .......         (27,461)         (27,730)
                                                             ---------        ---------
Effect of exchange rate changes on cash ..............           1,915           (1,943)
                                                             ---------        ---------
Net decrease in cash and cash equivalents ............         (30,315)         (69,920)
Cash and cash equivalents -- beginning of period .....         169,001          215,023
                                                             ---------        ---------
Cash and cash equivalents -- end of period ...........       $ 138,686        $ 145,103
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



1 -- BASIS OF PRESENTATION

   The condensed consolidated unaudited financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes for the year ended December 31, 2002, as included in the Company's Annual Report on Form 10-K. These interim financial statements have been prepared in conformity with the rules and regulations of the U.S. Securities and Exchange Commission. Certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations pertaining to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been included therein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


2 -- NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the provisions of SFAS No. 143 as of January 1, 2003, and there was no impact for the period ended March 31, 2003.

   In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. The Company currently applies the intrinsic value method and has no plans to convert to the fair value method.


3 -- EARNINGS PER SHARE

   SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available/(loss applicable) to holders of common stock, undeclared and unpaid dividends on redeemable preferred stock of $1,819 were deducted from net income/(loss) for each quarter presented.

   Diluted earnings/(loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available/(loss applicable) to holders of common stock of the Company. As a result of stock options outstanding under the Company's 2002 Omnibus Incentive Plan, successor to the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three months ended March 31, 2003 and 2002. The weighted-average impact of these has been reflected in the calculation of diluted earnings/(loss) per common share for the respective periods presented.

   The following table reflects the calculation of basic and diluted earnings/(loss) per common share for the three months ended March 31:

                                                        2003            2002
                                                      --------        --------

Net income/(loss) .............................       $  6,520        $ (1,059)
  Less: Accrued dividends on preferred stock ..         (1,819)         (1,819)
                                                      --------        --------
Net income available/(loss applicable)
  to holders of common stock ..................       $  4,701        $ (2,878)
                                                      ========        ========

Weighted average common shares:
  Basic .......................................         58,499          59,596
  Effect of stock options .....................            300             461
                                                      --------        --------
  Diluted .....................................         58,799          60,057
                                                      ========        ========
Earnings/(loss) per common share:
  Basic .......................................       $   0.08        $  (0.05)
                                                      ========        ========
  Diluted .....................................       $   0.08        $  (0.05)
                                                      ========        ========


4 -- STOCK-BASED COMPENSATION

   As discussed in Note 2 above, the Company adopted the provisions of SFAS No.
148. The Company uses the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and has no current plans to convert to the fair value method.

   On a pro forma basis, had compensation cost for the Company's stock option plans been determined based on the weighted average fair value at the grant date, the Company's net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts shown below:

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    2003             2002
                                                                 ---------        ---------
Net income available/(loss applicable)
   to holders of common stock as reported ................       $   4,701        $  (2,878)
Add: Stock-based employee compensation expense
   included in reported net income available
   /(loss applicable), net of related tax ................             162              320
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effect .................          (1,300)            (938)
                                                                 ---------        ---------
Pro forma net income available/(loss applicable) .........       $   3,563        $  (3,496)
                                                                 =========        =========
Earnings/(loss) per common share:
  Basic - as reported ....................................       $    0.08        $   (0.05)
  Basic - pro forma ......................................       $    0.06        $   (0.06)
  Diluted - as reported ..................................       $    0.08        $   (0.05)
  Diluted - pro forma ....................................       $    0.06        $   (0.06)


The pro forma figures in the preceding table may not be representative of pro forma amounts in future quarters.

5 -- INVENTORIES

   Inventories consist of the following:

                                                MARCH 31,       DECEMBER 31,
                                                  2003              2002
                                                  ----              ----
   Raw materials..........................    $    8,315         $   8,373
   Work-in-progress.......................         8,204             8,003
   Finished goods.........................        40,545            37,839
                                              ----------         ---------
     Inventories..........................    $   57,064         $  54,215
                                              ==========         =========


6 --GOODWILL AND OTHER INTANGIBLE ASSETS

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

   The following table summarizes the changes in each major class of intangible assets from December 31, 2002 through March 31, 2003:

                                                       INTANGIBLE ASSETS                        GOODWILL
                                       ---------------------------------------------------    ------------
                                                             OTHER
                                                          AMORTIZABLE
                                         TECHNOLOGY          ASSETS              TOTAL
                                       --------------    ---------------    --------------
   Balances, December 31, 2002.......    $    15,617        $  65,429        $    81,046       $   29,384
      Foreign currency translation...              -            1,123              1,123               (2)
                                         -----------        ---------        -----------       ----------
   Balances, March 31, 2003..........    $    15,617           66,552             82,169       $   29,382
                                         ===========                                           ==========
   Less:  Accumulated
      amortization...................                         (36,815)           (36,815)
                                                            ---------        -----------
      Intangible assets, net.........                       $  29,737        $    45,354
                                                            =========        ===========

   In conjunction with the acquisition discussed in Note 9, the Company acquired certain intangible assets on December 31, 2002. The Company is currently in the process of segregating these intangible assets among the major classes. As such, the estimated value of these intangible assets has been included in other intangible assets as of December 31, 2002 and will be segregated among the major classes once the Company completes its allocation of the purchase price. There were no intangible assets acquired during the three months ended March 31, 2003.

   Estimated fiscal year amortization expense is as follows:

   2003....................................................    $ 4,700
   2004....................................................      3,000
   2005....................................................      2,500
   2006....................................................      2,100
   2007....................................................      1,200

7 --STOCKHOLDERS' EQUITY

   Accumulated other comprehensive loss consists of the following:

                                   FOREIGN        MARKETABLE                     ACCUMULATED
                                   CURRENCY       SECURITIES       MINIMUM          OTHER
                                 TRANSLATION      VALUATION        PENSION      COMPREHENSIVE
                                  ADJUSTMENT      ADJUSTMENT      LIABILITY          LOSS
                                  --------         --------        --------     -------------
Balances, December 31, 2002 ...   $(39,200)        $ (3,463)      $ (2,123)        $(44,786)
  Current period change .......      7,368           (1,212)            --            6,156
                                  --------         --------       --------         --------
Balances, March 31, 2003 ......   $(31,832)        $ (4,675)      $  2,123)        $(38,630)
                                  ========         ========       ========         ========


   The change in the marketable securities valuation adjustment for the three months ended March 31, 2003, of $1,212, ($1,652 pre-tax) relates to unrealized holding losses on the Company's available-for-sale securities.


8 -- INCOME TAXES

   The effective income tax rate for the three months ended March 31, 2003 was a 32% tax expense, compared to an 89% tax benefit for the three months ended March 31, 2002, which reflects the Company's assessment of its annual effective income tax rate. Factors affecting the Company's estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates and mix of earnings among tax jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate in the three months ended March 31, 2003 included the effect of estimated valuation allowances, since the Company did not have the ability to carry back or anticipate the ability to carry forward its United States net operating losses. The effective rate for the three months ended March 31, 2002 included the effect of restructuring and related charges. Accordingly, the tax benefit related to the restructuring and related charges of approximately $6,000 was recorded in the first quarter of 2002. During both periods, the Company was subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.



9 -- ACQUISITION

   On December 31, 2002, the Company acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8,925. The acquisition included technology, product lines and personnel. The acquisition expanded the Company's Bioproducts portfolio and technical service capabilities in the food, feed and specialty enzyme market sector. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The results of operations of the acquired business were consolidated with the Company's results of operations beginning January 1, 2003.

   According to the Company's preliminary allocation of the purchase price on December 31, 2002, the $8,925 consists solely of intangible assets. Due to the effect of foreign currency translation the intangible assets are $9,264 at March 31, 2003. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed during 2003.


10 -- RESTRUCTURING AND RELATED CHARGES

   During February 2002, as a result of the acquisition of Enzyme Bio-Systems Ltd. (EBS), now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. and general economic conditions in Latin America, including the devaluation of the Argentine peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. As a result of the plan, restructuring and related charges of $16,294 were recorded in the Company's operating earnings in the three months ended March 31, 2002. This restructuring was completed during 2002.

11 -- SEGMENT REPORTING

   The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies for the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Performance of the segments is evaluated based on operating income of the segment. No items below operating income are allocated to the segments. The Company accounts for transactions, if any, between the segments as though they were transactions with third parties at approximate market prices. There were no material inter-segment transactions in the periods presented. During the first quarter of 2003, the Company modified its managerial financial reporting to reflect two operating segments: Bioproducts and Health Care. Accordingly, the Company is providing data in this new financial structure for the quarter ended March 31, 2003 as well as each of the four quarters of 2002.

   The Bioproducts segment develops and delivers products and services to the industrial, consumer and agri-processing markets to a global customer base. All of the Company's current product revenues are derived from this segment.

   The Health Care segment is focused on expanding the Company's current technology and product platforms into the health care market. This segment is primarily engaged in the performance of research and development, the securing of intellectual property and the establishment of strategic investments and collaborations.

   The following table provides information by business segment; information by quarter for 2002 has been restated to reflect the reorganized business segments:


--------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Corporate       Consolidated
                                        Bioproducts        Health Care     Segment Subtotal     and Other          Totals
--------------------------------------------------------------------------------------------------------------------------------

Product revenue.....................     $  90,038          $     --         $   90,038         $    --         $    90,038
Fees and royalty revenues...........         5,548                75              5,623              --               5,623
Total revenues......................        95,586                75             95,661              --              95,661
Research and development............        10,320             6,140             16,460              --              16,460
Operating income/(loss).............        19,058            (7,906)            11,152            (389)             10,763


--------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Corporate       Consolidated
                                        Bioproducts        Health Care     Segment Subtotal     and Other          Totals
--------------------------------------------------------------------------------------------------------------------------------

Product revenue.....................     $  75,548           $     --         $  75,548         $    --          $  75,548
Fees and royalty revenues...........         5,187                 75             5,262              --              5,262
Total revenues......................        80,735                 75            80,810              --             80,810
Research and development............         8,474              7,158            15,632              --             15,632
Operating income/(loss).............          (223)            (9,722)           (9,945)          1,577             (8,368)

-----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Corporate         Consolidated
                                        Bioproducts         Health Care       Segment Subtotal       and Other            Totals
-----------------------------------------------------------------------------------------------------------------------------------
Product revenue ............             $85,470             $    --              $85,470             $    --             $85,470
Fees and royalty revenues ..               5,162                  --                5,162                  --               5,162
Total revenues .............              90,632                  --               90,632                  --              90,632
Research and development ...              10,282               7,028               17,310                  --              17,310
Operating income/(loss) ....              18,798              (9,669)               9,129               1,965              11,094


-----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Corporate         Consolidated
                                        Bioproducts        Health Care        Segment Subtotal       and Other            Totals
-----------------------------------------------------------------------------------------------------------------------------------
Product revenue ............             $85,931                  --              $85,931             $    --              $85,931
Fees and royalty revenues ..               4,566                  --                4,566                  --                4,566
Total revenues .............              90,497                  --               90,497                  --               90,497
Research and development ...               9,927               7,433               17,360                  --               17,360
Operating income/(loss) ....              14,975             (10,479)               4,496                (271)               4,225


FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Corporate         Consolidated
                                        Bioproducts        Health Care        Segment Subtotal       and Other            Totals
-----------------------------------------------------------------------------------------------------------------------------------
Product revenue ............             $82,388                  --              $82,388             $    --             $82,388
Fees and royalty revenues ..               5,751                  --                5,751                  --               5,751
Total revenues .............              88,139                  --               88,139                  --              88,139
Research and development ...              12,161               7,727               19,888                  --              19,888
Operating income/(loss) ....              11,014             (11,003)                  11                 300                 311



-----------------------------------------------------------------------------------------------------------------------------------
                                                        DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Corporate         Consolidated
                                        Bioproducts        Health Care        Segment Subtotal       and Other            Totals
-----------------------------------------------------------------------------------------------------------------------------------
Total assets ...................         $467,782           $  5,719              $473,501            $181,421           $654,922
Depreciation and amortization ..           31,127              2,064                33,191                  --             33,191
Capital additions ..............           18,153              1,397                19,550                  --             19,550

   The following table provides a reconciliation of segment information to total consolidated information:


                                                                FOR THE THREE MONTHS ENDED
                                         MARCH 31,        MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                           2003             2002             2002             2002             2002
                                         --------         --------         --------         --------         --------
Net income:
  Operating income/(loss) for
     reportable segment .........        $ 11,152         $ (9,945)        $  9,129         $  4,496         $     11
  Other (income)/expense ........             389           (1,577)          (1,965)             271             (300)
  Investment expense/(income) ...              --               --               --               --            1,500
  Interest expense ..............           2,020            2,520            2,044            1,995            2,028
  Interest income ...............            (845)          (1,401)          (1,311)          (1,347)          (1,148)
  Provision for/(benefit from)
    income taxes ................           3,068           (8,428)           5,578              625           (1,190)
                                         --------         --------         --------         --------         --------
     Consolidated net income ....        $  6,520         $ (1,059)        $  4,783         $  2,952         $   (879)
                                         ========         ========         ========         ========         ========


Total assets:                                                       DECEMBER 31,
                                                                       2002
                                                                    --------
Total assets for reportable segments ..........................     $473,501
Cash and cash equivalents not allocated to business segments ..      163,376
Deferred tax assets ...........................................       18,045
                                                                    --------
       Total consolidated assets ..............................     $654,922
                                                                    ========


13 -- SUBSEQUENT EVENTS

   In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. The Company will apply the provisions of this statement as of June 30, 2003. The Company believes that the application of SFAS No. 149 will not have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our 2002 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements and related notes included elsewhere in this report. In addition to disclosing results for the three months ended March 31, 2003 and 2002 that are determined in accordance with Generally Accepted Accounting Principles ("GAAP"), the Company also discloses non-GAAP financial measures that exclude the effects of restructuring and related charges recorded in the 2002 period on consolidated net income available/loss applicable to common stockholders and diluted earnings/loss per share and on the operating income of its Bioproducts segment. The Company is presenting non-GAAP financial measures excluding the effects of the restructuring and related charges because the Company believes it is useful for investors in assessing the Company's financial results compared to the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, the Company has presented the most directly comparable financial measure calculated in accordance with GAAP and has provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with GAAP.


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

   We manufacture our products at our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. These products are then marketed to the industrial, consumer and agri-processing markets through our direct sales organization and other distribution channels. For the year ended December 31, 2002, we derived approximately 50% of our revenues from our foreign operations. For the three months ended March 31, 2003, we derived approximately 60% of our revenues from foreign operations.


SUMMARY OF RESULTS

   For the three months ended March 31, 2003, we reported net income available to common stockholders of $4.7 million, or $0.08 per diluted share, compared to a net loss applicable to common stockholders of $2.9 million, or a loss of $0.05 per diluted share for the three months ended March 31, 2002. During the three months ended March 31, 2002, we recorded restructuring and related charges of $16.3 million, or $10.3 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $7.4 million, or $0.12 per diluted share for the three months ended March 31, 2002.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 and 2002

   Revenues. Total revenues for the three-month period ended March 31, 2003 increased $14.9 million, or 18%, to $95.7 million from the three-month period ended March 31, 2002, primarily due to an increase in product revenues.

   Product Revenues. Product revenues for the three months ended March 31, 2003 increased $14.5 million, or 19%, to $90.0 million from the three months ended March 31, 2002. For the three months ended March 31, 2003, unit volume/mix increased 15% and the impact of foreign currency increased 8% while average prices fell 4%. Volume/mix increased primarily in our agri-processing markets, textile markets, and through protease enzyme sales to a major customer, partially offset by a decrease in sales to another major customer.

   Regionally, North American product revenues for the three months ended March 31, 2003 increased $1.4 million, or 4%, to $37.6 million from the three months ended March 31, 2002, driven primarily by sales to our agri-processing markets, partially offset by decreased sales to our cleaning and fabric care markets. Product revenues in Europe, Africa and the Middle East for the three months ended March 31, 2003 increased $8.1 million, or 29%, to $35.9 million from the three months ended March 31, 2002, driven primarily by increased sales to our agri-processing markets and protease enzyme sales to a major customer, partially offset by decreased sales to our cleaning and fabric care markets. Our product revenues in the Asia Pacific region increased $4.3 million, or 48%, to $13.2 million for three months ended March 31, 2003 from the three months ended March 31, 2002 due to increased sales to our cleaning and fabric care markets, agri-processing markets and protease enzyme sales to a major customer. Our product revenues in Latin America for the three months ended March 31, 2003 increased $0.7 million, or 27%, to $3.3 million from the three months ended March 31, 2002, primarily due to increased sales to our agri-processing markets, partially offset by decreased sales to our cleaning and fabric care markets.

   Fees and Royalty Revenues. Fees and royalty revenues increased $0.3 million, or 6%, to $5.6 million, for the three months ended March 31, 2003 from the three months ended March 31, 2002, due to increases in government and customer funded research.

   Funded research revenues for the three months ended March 31, 2003 increased $0.3 million, or 6%, to $5.1 million from the three months ended March 31, 2002. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

   Our funded research revenue as it relates to U.S. Government collaborations increased $0.2 million, or 22%, to $1.1 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $0.1 million, or 3%, to $4.0 million for the three months ended March 31, 2003 from the three months ended March 31, 2002, primarily driven by funding from our strategic alliance with the Dow Corning Corporation.

   Royalties increased $0.1 million, or 25%, to $0.5 million for the three months ended March 31, 2003 from the three months ended March 31, 2002, due primarily to the timing of customer royalty payments that are based on the sales of the customers' products produced using our technology.

Operating Expenses

   Cost of Products Sold. Cost of products sold increased $8.7 million, or 21%, to $50.8 million for the three months ended March 31, 2003 from the three months ended March 31, 2002. Our expanded sales volume/mix increased costs $4.9 million along with the sale of higher cost inventories of $0.8 million and increases due to the impact of the weaker U.S. Dollar against foreign currencies, primarily the Euro, of $3.0 million.

   Gross Profit and Margins from Products Sold. Gross profit from products sold increased $5.8 million, or 17%, to $39.2 million for the three months ended March 31, 2003 from the three months ended March 31, 2002. This overall increase was caused by significant product revenue related factors including a 15% increase in volume/mix processed through our plants, partially offset by an average price decline of 4%. This net increase in gross profit was also affected by a $2.9 million increase due to the impact of the U.S. dollar against foreign currencies. As a result of these factors however, gross margin on product revenue decreased to 43.5% in 2003 from 44.2% in 2002, primarily driven by price reductions and sales of higher cost inventories, partially offset by increases in sales volume/mix.

   Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $0.9 million, or 6%, to $16.5 million for the three months ended March 31, 2003 from the three months ended March 31, 2002, due primarily to increased personnel-related costs, including salaries, benefits and travel expenses of $1.7 million, partially offset by a decrease in outside services of $0.8 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $0.7 million, or 18%, to $3.1 million for the three months ended March 31, 2003 from the three months ended March 31, 2002.

   Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $0.6 million, or 8%, to $7.7 million for the three months ended March 31, 2003 from the three months ended March 31, 2002, due primarily to increased personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.6 million, outside services of $0.4 million, partially offset by decreases in incentive compensation of $0.3 million and employee programs of $0.3 million.

   General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses decreased $0.2 million, or 3%, to $7.8 million for the three months ended March 31, 2003 from the three months ended March 31, 2002, due primarily to decreases in outside services of $0.8 million, advertising and promotions costs of approximately $0.2 million and employee programs of $0.1 million, partially offset by increased personnel-related costs, including salaries, benefits and travel expenses of $0.9 million.

   Amortization of Intangible Assets. We amortize our intangible assets, consisting of patents, licenses, customer lists and other contractual agreements on a straight-line basis over their estimated useful lives. Amortization expense increased $0.1 million, or 7%, to $1.4 million for the three months ended March 31, 2003 from the three months ended March 31, 2002.

   Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other expense for the three months ended March 31, 2003 was $0.7 million as compared with other income of $1.3 million for the three months ended March 31, 2002. This $2.0 million decrease in income was due mainly to Argentine peso-driven foreign currency transaction gains during the three months ended March 31, 2002.

   Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the estimated fair value of our common stock on the date we granted the options.

   Primarily driven by the grant of stock options to employees during 2000, amortization of deferred stock-based compensation expense was $0.3 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):


                                                             2003          2002
                                                           -------       -------
Cost of products sold ..................................   $     -       $   0.1
Research and development ...............................       0.1           0.2
Sales, marketing and business development ..............        --           0.4
General and administrative .............................       0.2           0.2
                                                           -------       -------
Total amortization of deferred compensation expense ....   $   0.3       $   0.9
                                                           =======       =======


Non Operating Expense and Income

   Interest Income. Interest income decreased $0.6 million, or 43%, to $0.8 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 due mainly to lower cash balances and lower interest rates.

   Income Taxes. The effective income tax rate for the three months ended March 31, 2003 was a 32% tax expense, compared to an 89% tax benefit for the three months ended March 31, 2002, which reflects our assessment of the annual effective income tax rate. Factors affecting our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates and mix of earnings among tax jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate in the three months ended March 31, 2003 included the effect of estimated valuation allowances, since we did not have the ability to carry back or anticipate the ability to carry forward our United States net operating losses. The effective rate for the three months ended March 31, 2002 included the effect of restructuring and related charges. Accordingly, the tax benefit related to the restructuring and related charges of approximately $6.0 million was recorded in the first quarter of 2002. During both periods, we were subject to a tax ruling in the Netherlands that reduces the local effective income tax rate from 35.0% to 17.5%. This ruling will expire in 2005.

FINANCIAL RESULTS BY SEGMENT

   During the three months ended March 31, 2003, we modified our managerial financial reporting to provide information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we provided historical financial data in this new financial segment-reporting format for the three months ended March 31, 2003 as well as for each of the four quarters of 2002.

   The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the three months ended March 31, 2003, the Bioproducts segment achieved operating income of $19.1 million as compared to an operating loss of $0.2 million for the three months ended March 31, 2002. For the three months ended March 31, 2002, Bioproducts recorded restructuring and related costs of $16.3 million. Before these restructuring and related charges, the segment would have reported operating income of $16.1 million for the three months ended March 31, 2002.

   The Health Care segment is focused on expanding our current technology and product platforms into the health care market. This segment is primarily engaged in the performance of research and development, the securing of intellectual property and the establishment of strategic investments and collaborations. For the three months ended March 31, 2003, the Health Care segment experienced an operating loss of $7.9 million as compared to an operating loss of $9.7 million for the three months ended March 31, 2002.


ACQUISITION

   On December 31, 2002, we acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8.9 million. The acquisition included technology, product lines and personnel. The acquisition expanded our Bioproducts portfolio and technical service capabilities in the food, feed and specialty enzyme market sector. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The results of operations of the acquired business were consolidated with our results of operations beginning January 1, 2003.

   According to our preliminary allocation of the purchase price on December 31, 2002, the $8.9 million consists solely of intangible assets. Due to the effect of foreign currency translation the intangible assets were $9.3 million at March 31, 2003. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed during 2003.


RESTRUCTURING AND RELATED CHARGES

   During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. As a result of the plan, restructuring and related charges of $16.3 million were recorded in our operating earnings in the three months ended March 31, 2002. This restructuring was completed during 2002.


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

   We believe that our current cash and cash equivalent balances plus funds to be provided from our current year operating activities, together with those available under our lines of credit, will satisfy our funding needs over the next twelve months. Factors that could negatively impact our cash position include, but are not limited to, future levels of product revenues, fees and royalty revenues, expense levels, capital expenditures, acquisitions, and foreign currency exchange rate fluctuations.

   As of March 31, 2003, cash and cash equivalents totaled $138.7 million. The funds were invested in short-term instruments, including A-1/P1 and A-2/P2 rated commercial paper, AAA and AA rated medium term notes, institutional money market funds, auction rate preferred securities and bank deposits.

   Cash used in operations was $0.2 million for the three months ended March 31, 2003 and cash provided by operations was $1.0 million for the three months ended March 31, 2002. The decrease of $1.2 million in 2003 from 2002 was generated principally by operating income, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

   Cash used in investing activities was $4.5 million and $41.3 million for the three months ended March 31, 2003 and 2002, respectively. This decrease of $36.8 million was driven primarily by the EBS acquisition of $35.8 million and the equity investment in Seattle Genetics, Inc. of $3.0 million during the three months ended March 31, 2002. Capital expenditures for the first quarter were $4.5 million in 2003 compared with $2.3 million in 2002. A significant portion of the capital spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. We also continued our construction of a facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York during the three months ended March 31, 2003.

   Cash used in financing activities was $27.5 million and $27.7 million for the three months ended March 31, 2003 and 2002, respectively. This decrease of $0.2 million was primarily driven by an increase in borrowing by a foreign affiliate. While we are permitted to pay dividends, we currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

   At March 31, 2003, we had a $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of a credit agreement, makes available to the Company $40.0 million of committed borrowings, which expires on January 31, 2004. The facility carries fees of 0.40% on the amount of unborrowed principal under the agreement. As of March 31, 2003, there were no borrowings under the facility.

   Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $84.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with all of the material financial covenants included in the senior note agreement.


NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted the provisions of SFAS No. 143 as of January 1, 2003 and there was no impact for the period ended March 31, 2003.

   In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. We currently apply the intrinsic value method and have no plans to convert to the fair value method.

   In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. We will apply the provisions of this statement as of June 30, 2003. We believe that the application of SFAS No. 149 will not have a material impact on our financial position or results of operations.


MARKET RISK

   Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 60% of our revenues for the three months ended March 31, 2003. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. We do not use these instruments for speculative purposes. There were no material foreign currency gains in connection with these types of contracts recorded in the statement of operations for the three months ended March 31, 2003.

   As of March 31, 2003, cash and cash equivalents totaled $138.7 million. Of this amount, $49.8 million was denominated in Euros. The remainder, or $88.9 million, was primarily denominated in U.S. Dollars. Short-term debt was mainly comprised of our third installment of $28.0 million due March 30, 2004 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources" in this Report and $8.0 million of short-term debt held by our Chinese affiliate. We expect to refinance all of the debt held by our Chinese affiliate. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. Dollars.

Interest Rates

   Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $84.0 million 6.82% senior notes outstanding at March 31, 2003 mature evenly in installments of $28.0 million per year. Annual installment payments commenced March 30, 2002.

Foreign Currency Exposure

   We conduct business throughout the world. During the three-month period ended March 31, 2003, we derived approximately 50% of our revenues from foreign operations, and these foreign operations generated income that offset net losses in U.S. operations during the same three-month period. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro presents our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. The gains from the U.S. Dollar/Euro transactions for the three months ended March 31, 2003 were not significant.

   Our manufacturing and administrative operations for Latin America are located in Argentina. Due to the fact that a significant part of our Latin American revenues were denominated in U.S. Dollars, our statement of operations reflected a $0.5 million foreign currency loss from the remeasurement of related accounts receivable for the three months ended March 31, 2003.

   Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of less than $0.1 million in the statement of operations for the three months ended March 31, 2003 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.


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

- Due to these factors we may never achieve a return on our research and development expenditures or realize product revenues from the Health Care and new Bioproducts markets that we are targeting.

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

   After our initial public offering and continuing to the present, Eastman Chemical Company and Danisco A/S and their affiliates, referred to as our majority stockholders, each own in excess of 40% of our outstanding common stock. The majority stockholders will therefore have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions. The concentration of ownership of our common stock may have the effect of either delaying or preventing a change to our control favored by our other stockholders or accelerating or approving a change to our control opposed by our other stockholders. In addition, the majority stockholders' control over our management could create conflicts of interest between the majority stockholders and us with respect to the allocation of corporate opportunities and between the majority stockholders and other stockholders.

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

   A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if product revenue declines or does not grow as we anticipate or non-product revenue declines due to the expiration or termination of strategic alliance agreements or the failure to obtain new agreements or grants, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock mark-et analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

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


ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

   Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jean-Jacques Bienaime, the Company's Chairman, Chief Executive Officer and President, and Raymond J. Land, the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (Disclosure Controls) pursuant to Securities and Exchange Commission Rule 13a-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, Mr. Bienaime and Mr. Land concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filing with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure Controls and Internal Controls

   Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. "Internal Controls" are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

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



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Nothing to report

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

   The information presented in Item 2 of Part I of this Report on Form 10-Q under the heading "Liquidity and Capital Resources" is hereby incorporated by reference. The Company's Registration Statement on Form S-1 (Registration No. 333-36452) was effective as of July 27, 2000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Nothing to report


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Nothing to report


ITEM 5. OTHER INFORMATION

   On April 2, 2003, the Board of Directors accepted the resignation of W. Thomas Mitchell as the Company's Chairman and as a member of the Company's Board of Directors. Effective on the same date, The Board of Directors appointed Jean-Jacques Bienaime as Chairman and reduced the number of directors to ten.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

      (10) Material Contracts
      ---- ------------------
       10.1 Lease by and between the Company and The Board of Trustees of the Leland Stanford Junior University dated January 30, 2003

      (99) Additional Exhibits
      ---- -------------------
       99.1 Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. REPORTS ON FORM 8-K

   None

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               GENENCOR INTERNATIONAL, INC.


May 13, 2003                   By: /s/ Raymond J. Land
----------------------                 ---------------
Date
                               Raymond J. Land
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)





May 13, 2003                   By: /s/ Darryl L. Canfield
----------------------             ----------------------------
Date
                               Darryl L. Canfield
                               Vice President and Corporate Controller
                               (Chief Accounting Officer)

                                 CERTIFICATIONS


I, Jean-Jacques Bienaime, certify that:

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



Date: May 13, 2003                       By: /s/  Jean-Jacques Bienaime
      --------------------                   --------------------------------
                                         Jean-Jacques Bienaime,
                                         Chairman, Chief Executive Officer and
                                           President

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




Date: May 13, 2003                                 By: /s/ Raymond J. Land
      ------------------                               -------------------------
                                                   Raymond J. Land,
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number     Description
----------------   ---------------------------------------------------------------------------------------
  10.1             Lease by and between the Company and The Board of Trustees of the Leland Stanford
                   Junior University dated January 30, 2003.
  99.1             Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002.