Form 10-Q
period 2003-06-30
GENENCOR INTERNATIONAL INC
filed 2003-08-13
CIK 1113099

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                YES [ X ] NO [ ]
                                  ------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                     CLASS                                        NUMBER OF SHARES OUTSTANDING AT JULY 31, 2003
     COMMON STOCK, PAR VALUE $0.01 PER SHARE                                       58,980,489

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I.   FINANCIAL INFORMATION
     Item 1.  Financial Statements:
                 Condensed Consolidated Unaudited Balance Sheets as of June 30, 2003 and December 31, 2002.......      4
                 Condensed Consolidated Unaudited Statements of Operations for the three and six months
                   ended June 30, 2003 and 2002..................................................................      5
                 Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended
                   June 30, 2003 and 2002........................................................................      6
                 Notes to Condensed Consolidated Unaudited Financial Statements..................................      7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............      14
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................      27
     Item 4.  Controls and Procedures............................................................................      27

PART II.  OTHER INFORMATION
     Item 1.  Legal Proceedings..................................................................................      28
     Item 2.  Changes in Securities and Use of Proceeds..........................................................      28
     Item 3.  Defaults Upon Senior Securities....................................................................      28
     Item 4.  Submission of Matters to a Vote of Security Holders................................................      29
     Item 5.  Other Information..................................................................................      29
     Item 6.  Exhibits and Reports on Form 8-K...................................................................      30

SIGNATURES.......................................................................................................      31
INDEX to EXHIBITS................................................................................................      32

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

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               2003               2002
                                                                                               ----               ----
    ASSETS
    Current assets:
       Cash and cash equivalents.....................................................   $      155,381      $      169,001
       Trade accounts receivable, net ...............................................           56,638              51,576
       Inventories...................................................................           55,573              54,215
       Other current assets..........................................................           41,439              27,569
                                                                                        --------------      --------------
           Total current assets......................................................          309,031             302,361
    Property, plant and equipment, net...............................................          220,162             217,110
    Goodwill.........................................................................           29,379              29,384
    Intangible assets, net...........................................................           44,070              45,898
    Other assets.....................................................................           63,862              60,169
                                                                                        --------------      ---------------
           Total assets..............................................................   $      666,504      $      654,922
                                                                                        ==============      ==============

    LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Notes payable.................................................................   $        8,033      $        7,942
       Current maturities of long-term debt..........................................           28,291              28,291
      Accounts payable and accrued expenses..........................................           45,577              47,549
      Other current liabilities......................................................           14,265              15,536
                                                                                        --------------      --------------
           Total current liabilities.................................................           96,166              99,318
    Long-term debt...................................................................           56,816              84,897
    Other long-term liabilities......................................................           38,823              32,700
                                                                                        --------------      --------------
           Total liabilities.........................................................          191,805             216,915
                                                                                        --------------      --------------
    Redeemable preferred stock:
         7 1/2% cumulative series A preferred stock, without par value, authorized
         1 shares, 1 shares issued and outstanding...................................          173,388             169,750
                                                                                        --------------      --------------
    Stockholders' equity:
      Common stock, par value $0.01 per share, 200,000 shares authorized, 60,578 and 60,251 shares issued at June 30, 2003 and
         December 31, 2002, respectively.............................................              606                 602
      Additional paid-in capital.....................................................          352,880             349,579
      Treasury stock, 1,780 shares at cost at June 30, 2003 and
         December 31, 2002...........................................................          (21,030)            (21,030)
      Deferred stock-based compensation..............................................           (1,283)             (1,164)
      Accumulated deficit............................................................           (4,443)            (14,944)
      Accumulated other comprehensive loss...........................................          (25,419)            (44,786)
                                                                                        --------------      --------------
           Total stockholders' equity................................................          301,311             268,257
                                                                                        --------------      --------------
           Total liabilities, redeemable preferred stock and stockholders' equity....   $      666,504      $      654,922
                                                                                        ==============      ==============



          The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                                --------                                  --------
                                                       2003               2002                   2003              2002
                                                       ----               ----                   ----              ----
Revenues:
  Product revenue................................  $     89,744       $     85,470           $    179,782      $    161,018
  Fees and royalty revenues......................         6,603              5,162                 12,226            10,424
                                                   ------------       ------------           ------------      ------------
       Total revenues............................        96,347             90,632                192,008           171,442
Operating expenses:
  Cost of products sold..........................        51,786             46,096                102,627            88,214
  Research and development.......................        16,833             17,310                 33,293            32,942
  Sales, marketing and business development......         7,902              8,566                 15,601            15,708
  General and administrative.....................         7,982              8,264                 15,783            16,296
  Amortization of intangible assets..............         1,498              1,327                  2,890             2,634
  Restructuring and related charges                          --                 85                     --            16,379
  Other expense/(income).........................            54             (2,110)                   759            (3,457)
                                                   ------------       ------------           -------------     ------------
       Total operating expenses..................        86,055             79,538                170,953           168,716
                                                   ------------       ------------           ------------      ------------
Operating income.................................        10,292             11,094                 21,055             2,726
Non operating expenses/(income):
  Investment expense.............................         1,018                 --                  1,018                --
  Interest expense...............................         1,569              2,044                  3,589             4,564
  Interest income................................        (1,558)            (1,311)                (2,403)           (2,712)
                                                   ------------       ------------           ------------      -------------
       Total non operating expenses/(income).....         1,029                733                  2,204             1,852
                                                   ------------       ------------           ------------      ------------
Income before income taxes.......................         9,263             10,361                 18,851               874
Provision for/(benefit from) income taxes........         1,644              5,578                  4,712            (2,850)
                                                   ------------       ------------           ------------      ------------
Net income.......................................  $      7,619       $      4,783           $     14,139      $      3,724
                                                   ============       ============           ============      ============
Net income available to holders of common
 stock...........................................  $      5,800       $      2,964           $     10,501      $         86
                                                   ============       ============           ============      ============
  Earnings per common share:
       Basic.....................................  $       0.10       $       0.05           $       0.18      $       0.00
                                                   ============       ============           ============      ============
       Diluted...................................  $       0.10       $       0.05           $       0.18      $       0.00
                                                   ============       ============           ============      ============
  Weighted average common shares:
       Basic.....................................        58,570             59,679                 58,534            59,668
                                                   ============       ============           ============      ============
       Diluted...................................        60,230             60,147                 59,515            60,132
                                                   ============       ============           ============      ============




          The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     2003                   2002
                                                                                     ----                   ----

Cash flows from operating activities:
  Net income...........................................................     $         14,139        $          3,724
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization....................................               17,702                  16,195
      Amortization of deferred stock-based compensation................                  554                   1,567
      Loss on disposition of property, plant
          and equipment................................................                  521                     362
      Loss from impairment of investment in
          marketable equity securities.................................                1,018                       -
      Non-cash portion of restructuring and related charges ...........                    -                   9,225
      (Increase) decrease in operating assets:
         Trade accounts receivable.....................................               (1,648)                 (3,401)
         Inventories...................................................                2,307                  (3,897)
         Other assets..................................................              (13,260)                 (6,463)
      Decrease in operating liabilities:
         Accounts payable and accrued expenses.........................               (4,491)                 (6,189)
         Other liabilities.............................................                 (963)                   (936)
                                                                            ----------------        ----------------
         Net cash provided by operating activities.....................               15,879                  10,187
                                                                            ----------------        ----------------
Cash flows from investing activities:
  Purchases of property, plant and equipment...........................              (10,553)                 (5,852)
  Purchases of intangible assets.......................................                    -                    (100)
  Proceeds from sale of business.......................................                1,145                       -
  Payment to acquire equity securities.................................                    -                  (3,000)
  Acquisition of business, net of cash acquired........................                    -                 (35,809)
                                                                            -----------------       ----------------
         Net cash used in investing activities.........................               (9,408)                (44,761)
                                                                            -----------------       ----------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..............................                1,876                     349
  Proceeds from employee stock purchase plan...........................                  732                     795
  Net proceeds (payments) on revolving credit facility.................                   91                     (78)
  Net payments on notes payable of foreign affiliate ..................                    -                     (82)
  Payment of long-term debt............................................              (28,123)                (28,000)
                                                                            ----------------        ----------------
         Net cash used in financing activities.........................              (25,424)                (27,016)
                                                                            ----------------        ----------------
Effect of exchange rate changes on cash................................                5,333                   6,682
                                                                            ----------------        ----------------
Net decrease in cash and cash equivalents..............................              (13,620)                (54,908)
Cash and cash equivalents -- beginning of period.......................              169,001                 215,023
                                                                            ----------------        ----------------
Cash and cash equivalents -- end of period.............................     $        155,381        $        160,115
                                                                            ================        ================

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


2 -- NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. The Company will apply the provisions of this statement as of July 1, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that the Company classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this new standard on its financial statements.


3 -- EARNINGS PER SHARE

     SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to holders of common stock, undeclared and unpaid dividends on redeemable preferred stock of $1,819 and $3,638 were deducted from net income for each quarter presented and for each six-month period presented, respectively.

     Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to holders of common stock of the Company. As a result of stock options outstanding under the Company's 2002 Omnibus Incentive Plan, successor to the Company's Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and sixth months ended June 30, 2003 and 2002. The weighted-average impact of these has been reflected in the calculation of diluted earnings per common share for the respective periods presented.

     The following table reflects the calculation of basic and diluted earnings per common share for the three and sixth months ended June 30, 2003 and 2002:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                                       --------                         --------

                                               2003            2002              2003            2002
                                                ----            ----              ----            ----
Net income ............................       $  7,619        $  4,783        $ 14,139        $  3,724
   Less: Accrued dividends on preferred
   stock ..............................         (1,819)         (1,819)         (3,638)         (3,638)
                                              --------        --------        --------        --------
Net income available to holders of
   common stock .......................       $  5,800        $  2,964        $ 10,501        $     86
                                              ========        ========        ========        ========

Weighted average common shares:
   Basic ..............................         58,570          59,679          58,534          59,668
   Effect of stock options ............          1,660             468             981             464
                                              --------        --------        --------        --------
   Diluted ............................         60,230          60,147          59,515          60,132
                                              ========        ========        ========        ========
Earnings per common share:
   Basic ..............................       $   0.10        $   0.05        $   0.18        $   0.00
                                              ========        ========        ========        ========
   Diluted ............................       $   0.10        $   0.05        $   0.18        $   0.00
                                              ========        ========        ========        ========



4 -- STOCK-BASED COMPENSATION

     The Company adopted the disclosure provisions of SFAS No. 148 effective January 1, 2003. The Company uses the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and has no current plans to convert to the fair value method.

     On a pro forma basis, had compensation cost for the Company's stock option plans been determined based on the weighted average fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below for the three and sixth months ended June 30, 2003 and 2002:

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                           --------                          --------
                                                                    2003            2002             2003                 2002
                                                                    ----            ----             ----                 ----
Net income available to holders of common stock -
   as reported.............................................     $     5,800      $     2,964      $     10,501      $        86
Add: Stock-based employee compensation expense
   included in reported net income available,
   net of related tax .....................................             124              218               286              538
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effect........          (1,324)          (1,340)           (2,624)          (2,278)
                                                                  ----------       ----------       -----------        ---------
   Net income available to holders of common stock -
     pro forma ............................................     $     4,600      $      1,842     $      8,163      $     (1,654)
                                                                  ==========       ==========        ==========        =========

  Basic - as reported .....................................     $       0.10     $       0.05     $        0.18     $       0.00
  Basic - pro forma .......................................     $       0.08     $       0.03     $        0.14     $      (0.03)
  Diluted - as reported ...................................     $       0.10     $       0.05     $        0.18     $       0.00
  Diluted - pro forma .....................................     $       0.08     $       0.03     $        0.14     $      (0.03)

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future quarters.

     On June 6, 2003, the Company granted 47 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the grant date. Deferred compensation of $675 was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the awards.


5 -- INVENTORIES

Inventories consist of the following:

                                     JUNE 30,     DECEMBER 31,
                                      2003           2002
                                      ----           ----
Raw materials ..................... $ 8,686        $ 8,373
Work-in-progress...................   7,876          8,003
Finished goods ....................  39,011         37,839
                                    -------        -------
  Inventories ..................... $55,573        $54,215
                                    =======        =======

     During the quarter ended June 30, 2003, the Company sustained damage to its finished bioproduct inventory as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. While there has been no material interruption in product flow to customers, the Company reduced its inventories by $7,487 to reflect the estimated amount of product that was lost. In addition, $1,041 of other costs were incurred as a result of the accident. These amounts have been recorded in other current assets as a receivable from the Company's insurer. Certain reduced profits and additional costs, such as production inefficiencies, additional freight and use of overtime are reflected in the results of operations during the quarter ended June 30, 2003. While the Company believes that these reduced profits and additional costs will be subject to insurance recovery, the Company is unable to estimate the ultimate recovery at this time.

6 -- GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The following table summarizes the changes in each major class of intangible assets from December 31, 2002 through June 30, 2003:

                                                                           INTANGIBLE ASSETS                        GOODWILL
                                                      --------------------------------------------------------    ------------
                                                                                OTHER
                                                                              AMORTIZABLE
                                                         TECHNOLOGY             ASSETS               TOTAL
                                                      ---------------      ---------------       -------------
Balances, December 31, 2002                             $    15,617            $ 65,429           $    81,046      $   29,384
Foreign currency translation
  and other adjustments.....................                      -               1,705                 1,705              (5)
                                                        -----------          ----------           -----------      ----------
Balances, June 30, 2003.....................            $    15,617              67,134                82,751      $   29,379
                                                        ===========                                                ==========
Less: Accumulated
  amortization..............................                                    (38,681)              (38,681)
                                                                              ---------           -----------
   Intangible assets, net...................                                   $ 28,453           $    44,070
                                                                              =========           ===========

     In conjunction with the acquisition discussed in Note 10, the Company acquired certain intangible assets on December 31, 2002. The Company is currently in the process of segregating these intangible assets among the major classes. As such, the estimated value of these intangible assets has been included in other amortizable intangible assets and will be segregated among the major classes once the Company completes its allocation of the purchase price.

     The foreign currency translation and other adjustments of $1,705 consists of $2,802 of foreign currency translation. Also included are additional acquisition costs of $48 to acquire the assets and the sale of certain acquired assets for $1,145, which were sold at fair market value resulting in no gain or loss on the sale.

     Estimated fiscal year amortization expense is as follows:

                       2003............................................................................$  5,100
                       2004............................................................................   3,500
                       2005............................................................................   2,900
                       2006............................................................................   2,600
                       2007............................................................................   1,600




7 --STOCKHOLDERS' EQUITY

     Accumulated other comprehensive loss consists of the following:

                                                               FOREIGN         MARKETABLE                           ACCUMULATED
                                                               CURRENCY        SECURITIES         MINIMUM              OTHER
                                                             TRANSLATION       VALUATION          PENSION          COMPREHENSIVE
                                                              ADJUSTMENT       ADJUSTMENT        LIABILITY             LOSS
                                                              ---------        ----------        ---------          ----------
Balances, December 31, 2002..............................     $(39,200)        $  (3,463)        $  (2,123)          $ (44,786)
  Current period change..................................       17,911             1,456                 -              19,367
                                                              ---------        ---------         ---------           ---------
Balances, June 30, 2003..................................     $(21,289)        $  (2,007)        $  (2,123)          $ (25,419)
                                                              =========        =========         =========           =========


     The change in the marketable securities valuation adjustment for the six months ended June 30, 2003 includes unrealized holding gains of $1,172, ($1,864 pre-tax) on the Company's available-for-sale securities. The remaining $284 ($451 pre-tax) relates to a reduction to other comprehensive loss resulting from the investment loss discussed in Note 8.


8 -- INVESTMENT EXPENSE

     During the second quarter of 2003, the Company recorded an investment loss of $1,018 as a result of the Company's assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. This amount is included in investment expense as part of total non operating expense/(income) for the period. There were no sales of marketable equity securities during the six months ended June 30, 2003.


9-- INCOME TAXES

     The effective income tax rate for the six months ended June 30, 2003 was a 25% tax expense, compared to a 326% tax benefit for the six months ended June 30, 2002, which reflects the Company's assessment of its annual effective income tax rate. Factors affecting the Company's estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates and mix of earnings among tax jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the six months ended June 30, 2003 included the effect of estimated valuation allowances, since the Company does not have the ability to carry back or anticipate the ability to carry forward its United States net operating losses. The effective rate for the six months ended June 30, 2002 included the effect of restructuring and related charges. Accordingly, the tax benefit related to the restructuring and related charges of approximately $6,000 was recorded in the first quarter of 2002.

10 -- ACQUISITION

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

     According to the Company's preliminary allocation of the purchase price on December 31, 2002, the $8,925 consists solely of intangible assets. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the intangible assets are $8,703 at June 30, 2003. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed during 2003.


11 -- RESTRUCTURING AND RELATED CHARGES

     During February 2002, as a result of the acquisition of Enzyme Bio-Systems Ltd. (EBS), now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. and general economic conditions in Latin America, including the devaluation of the Argentine Peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. As a result of the plan, restructuring and related charges of $16,379 were recorded in the Company's operating earnings in the six months ended June 30, 2002. This restructuring was completed during 2002.


12 -- SEGMENT REPORTING

     The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies for the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Performance of the segments is evaluated based on operating income of the segment. No items below operating income are allocated to the segments. The Company accounts for transactions, if any, between the segments as though they were transactions with third parties at approximate market prices. There were no material inter-segment transactions in the periods presented. During the first quarter of 2003, the Company modified its managerial financial reporting to reflect two operating segments: Bioproducts and Health Care. Accordingly, the Company is providing data in this new financial structure for the three months and six months ended June 30, 2003 and 2002.

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

     The following table provides information by business segment; information for 2002 has been restated to reflect the reorganized business segments:

------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2003
------------------------------------------------------------------------------------------------------
                                                                            Corporate  Consolidated
                              Bioproducts   Health Care   Segment Subtotal  and Other     Totals
------------------------------------------------------------------------------------------------------
Product revenue ............    $89,744       $     -        $89,744       $   -         $89,744
Fees and royalty revenues ..      6,453           150          6,603           -           6,603
Total revenues .............     96,197           150         96,347           -          96,347
Research and development ...     10,914         5,919         16,833           -          16,833
Operating income/(loss) ....     17,737        (7,536)        10,201          91          10,292

--------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------------------------------
                                                                              Corporate    Consolidated
                               Bioproducts   Health Care   Segment Subtotal   and Other       Totals
--------------------------------------------------------------------------------------------------------
Product revenue ............     $85,470       $      -         $ 85,470       $      -       $ 85,470
Fees and royalty revenues ..       5,162              -            5,162              -          5,162
Total revenues .............      90,632              -           90,632              -         90,632
Research and development ...      10,282          7,028           17,310              -         17,310
Operating income/(loss) ....      18,798         (9,669)           9,129          1,965         11,094

--------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------------------------------
                                                                              Corporate    Consolidated
                               Bioproducts   Health Care   Segment Subtotal   and Other       Totals
--------------------------------------------------------------------------------------------------------
Product revenue ............     $179,782      $    -           $179,782       $      -       $179,782
Fees and royalty revenues ..       12,001          225            12,226              -         12,226
Total revenues .............      191,783          225           192,008              -        192,008
Research and development ...       21,234       12,059            33,293              -         33,293
Operating income/(loss) ....       36,795      (15,442)           21,353           (298)        21,055

--------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------------------------------
                                                                              Corporate    Consolidated
                               Bioproducts   Health Care   Segment Subtotal   and Other       Totals
--------------------------------------------------------------------------------------------------------
Product revenue ............     $161,018      $     -          $161,018       $      -       $161,018
Fees and royalty revenues ..       10,349           75            10,424              -         10,424
Total revenues .......... ..      171,367           75           171,442              -        171,442
Research and development ...       18,756       14,186            32,942              -         32,942
Operating income/(loss) ....       18,575      (19,391)             (816)         3,542          2,726


--------------------------------------------------------------------------------------------------------
                                                   DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------
                                                                              Corporate    Consolidated
                               Bioproducts   Health Care   Segment Subtotal   and Other       Totals
--------------------------------------------------------------------------------------------------------
Total assets ................    $467,782      $ 5,719          $473,501       $181,421       $654,922
Depreciation and amortization      31,127        2,064            33,191              -         33,191
Capital additions ...........      18,153        1,397            19,550              -         19,550

     The following table provides a reconciliation of segment information to total consolidated information:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                                    --------                        --------
                                                           JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                                            2003             2002            2003             2002
                                                            ----             ----            ----             ----
Net income:
  Operating income/(loss) for reportable segments...       $ 10,201        $  9,129        $ 21,353        $   (816)
  Other (income)/expense ...........................            (91)         (1,965)            298          (3,542)
  Investment expense ...............................          1,018              --           1,018              --
  Interest expense .................................          1,569           2,044           3,589           4,564
  Interest (income) ................................         (1,558)         (1,311)         (2,403)         (2,712)
  Provision for/(benefit from) income taxes.........          1,644           5,578           4,712          (2,850)
                                                           --------        --------        --------        --------
     Consolidated net income .......................       $  7,619        $  4,783        $ 14,139        $  3,724
                                                           ========        ========        ========        ========


Total assets:                                                                               DECEMBER 31,
                                                                                                2002
                                                                                                ----
   Total assets for reportable segments..............................................      $      473,501
   Cash and cash equivalents not allocated to business segments......................             163,376
   Deferred tax assets...............................................................              18,045
                                                                                           --------------
          Total consolidated assets..................................................      $      654,922
                                                                                           ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our 2002 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements and related notes included elsewhere in this report. In addition to disclosing results for the three months and six months ended June 30, 2003 and 2002 that are determined in accordance with Generally Accepted Accounting Principles ("GAAP"), the Company also discloses non-GAAP financial measures that exclude the effects of restructuring and related charges recorded in the 2002 period on consolidated net income available to common stockholders and diluted earnings per share and on the operating income of its Bioproducts segment. The Company is presenting non-GAAP financial measures excluding the effects of the restructuring and related charges because the Company believes it is useful for investors in assessing the Company's financial results compared to the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, the Company has presented the most directly comparable financial measure calculated in accordance with GAAP and has provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with GAAP.


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

     We manufacture our products at our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. These products are then marketed to the industrial, consumer and agri-processing markets through our direct sales organization and other distribution channels. For the year ended December 31, 2002, we derived approximately 50% of our revenues from our foreign operations. For the six months ended June 30, 2003, we derived approximately 55% of our revenues from foreign operations.


SUMMARY OF RESULTS

     For the three months ended June 30, 2003, we reported net income available to common stockholders of $5.8 million, or $0.10 per diluted share, compared to net income available to common stockholders of $3.0 million, or $0.05 per diluted share for the three months ended June 30, 2002. For the six months ended June 30, 2003, net income available for common stockholders was $10.5 million, or $0.18 per diluted share, compared to approximately breakeven, for the six months ended June 30, 2002. During the six months ended June 30, 2002, we recorded restructuring and related charges of $16.4 million, or $10.3 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $10.5 million, or $0.17 per diluted share for the six months ended June 30, 2002.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2003 and 2002

     Revenues. Total revenues for the three-month period ended June 30, 2003 increased $5.7 million, or 6%, to $96.3 million from the three-month period ended June 30, 2002, due to increases in product revenues and fees and royalty revenues.

     Product Revenues. Product revenues for the three months ended June 30, 2003 increased $4.2 million, or 5%, to $89.7 million from the three months ended June 30, 2002. For the three months ended June 30, 2003, unit volume/mix increased 2% and the impact of foreign currency increased revenues 8% while average prices fell 5%. Volume/mix increased primarily in our food, feed and specialties markets, partially offset by a decrease in our grain processing markets.

     Regionally, North American product revenues for the three months ended June 30, 2003 decreased $2.8 million, or 7%, to $39.1 million from the three months ended June 30, 2002, driven primarily by decreased sales to our cleaning and fabric care and grain processing markets, partially offset by increased sales to our food, feed and specialties markets. Product revenues in Europe, Africa and the Middle East for the three months ended June 30, 2003 increased $7.5 million, or 27%, to $35.8 million from the three months ended June 30, 2002, driven primarily by increased sales to our food, feed and specialties markets and cleaning and fabric care markets. Our product revenues in the Asia Pacific region decreased $0.2 million, or 2%, to $11.3 million for three months ended June 30, 2003 from the three months ended June 30, 2002 due primarily to decreased sales to our grain processing markets. Our product revenues in Latin America for the three months ended June 30, 2003 decreased $0.3 million, or 8%, to $3.5 million from the three months ended June 30, 2002, primarily due to decreased sales to our cleaning and fabric care markets, partially offset by increased sales to our grain processing markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $1.4 million, or 27%, to $6.6 million, for the three months ended June 30, 2003 from the three months ended June 30, 2002, due to increases in government and customer funded research.

     Funded research revenues for the three months ended June 30, 2003 increased $1.1 million, or 22%, to $6.1 million from the three months ended June 30, 2002. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

     Our funded research revenue as it relates to U.S. Government collaborations increased $0.8 million, or 89%, to $1.7 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $0.3 million, or 7%, to $4.4 million for the three months ended June 30, 2003 from the three months ended June 30, 2002, primarily driven by funding from our strategic alliance with the Dow Corning Corporation.

     Royalties increased $0.2 million to $0.4 million for the three months ended June 30, 2003 from the three months ended June 30, 2002, due primarily to the timing of customer royalty payments that are based on the sales of the customers' products produced using our technology. License fees were $0.1 million for the three months ended June 30, 2003. There were no such fees for the three months ended June 30, 2002.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $5.7 million, or 12%, to $51.8 million for the three months ended June 30, 2003 from the three months ended June 30, 2002. Our expanded sales volume/mix increased costs $3.2 million, along with increases due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro, of $4.5 million. These increases were partially offset by a decrease of $2.0 million due to the sale of lower cost inventories.

     Gross Profit and Margins from Products Sold. Gross profit from products sold decreased $1.5 million, or 4%, to $37.9 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 and gross margin decreased to 42.3% for the three months ended June 30, 2003 from 46.1% for the three months ended June 30, 2002. The overall decrease was primarily driven by a decline in average selling prices. Also, while our gross profit benefited by $2.1 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro, this resulted in a 1% decline in gross margin.

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses decreased $0.5 million, or 3%, to $16.8 million for the three months ended June 30, 2003 from the three months ended June 30, 2002, due primarily to decreases in outside services of $1.3 million and supply costs of $0.5 million, partially offset by an increase in personnel-related costs, including salaries, benefits and travel expenses and other costs of $1.2 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $0.7 million, or 18%, to $3.1 million for the three months ended June 30, 2003 from the three months ended June 30, 2002.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses decreased $0.7 million, or 8%, to $7.9 million for the three months ended June 30, 2003 from the three months ended June 30, 2002, due primarily to decreases in outside services of $0.8 million and incentive compensation of $0.2 million, partially offset by an increase in personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.5 million.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses decreased $0.3 million, or 4%, to $8.0 million for the three months ended June 30, 2003 from the three months ended June 30, 2002, due primarily to decreases in outside services of $0.9 million and advertising and promotions of $0.2 million, partially offset by an increase in personnel-related costs, including salaries, benefits, travel expenses and incentive compensation of $0.8 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting of patents, licenses, customer lists and other contractual agreements on a straight-line basis over their estimated useful lives. Amortization expense increased $0.2 million, or 15%, to $1.5 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 primarily due to additional amortization of newly acquired intangible assets.

     Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other expense for the three months ended June 30, 2003 was $0.1 million as compared with other income of $2.1 million for the three months ended June 30, 2002. This $2.2 million decrease in income was due mainly to Argentine Peso and Euro-driven foreign currency transaction gains during the three months ended June 30, 2002.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock on the date we granted the options.

     On June 6, 2003, we granted 0.05 million shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the date of grant. Deferred compensation expense of $0.7 million was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the awards.

     Amortization of deferred stock-based compensation expense was $0.2 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively, and was reported in our Consolidated Statements of Operations as follows (in millions):

                                                                                      2003                 2002
                                                                                      ----                 ----
Cost of products sold......................................................     $         -          $         -
Research and development...................................................             0.1                  0.2
Sales, marketing and business development..................................               -                  0.3
General and administrative.................................................             0.1                  0.2
                                                                                -----------          -----------
Total amortization of deferred compensation expense                             $       0.2          $       0.7
                                                                                ===========          ===========


Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million in the three months ended June 30, 2003, as a result of our assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. There was no such investment income or loss in the three months ended June 30, 2002.

     Interest Income. Interest income increased $0.3 million, or 23%, to $1.6 million for the three months ended June 30, 2003 from the three months ended June 30, 2002, due primarily to interest received on the settlement of a tax refund claim, partially offset by a reduction in interest received due to our lower cash balances, as discussed under the heading "Liquidity and Capital Resources."

      Income Taxes. The effective income tax rate for the three months ended June 30, 2003 was an 18% tax expense, compared to a 54% tax expense for the three months ended June 30, 2002, which reflects our assessment of the annual effective income tax rate. Factors affecting our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates and mix of earnings among tax jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate in the three months ended June 30, 2003 included the effect of estimated valuation allowances, since we do not have the ability to carry back or anticipate the ability to carry forward our United States net operating losses.


Comparison of the Six Months Ended June 30, 2003 and 2002

     Revenues. Total revenues for the six months ended June 30, 2003 increased $20.6 million, or 12%, to $192.0 million from the six months ended June 30, 2002, due to increases in both product revenues and fees and royalty revenues.

     Product Revenues. Product revenues in the six months ended June 30, 2003 increased $18.8 million, or 12%, to $179.8 million from the six months ended June 30, 2002. For the six months ended June 30, 2003, unit volume/mix grew 8% along with increased currency impact of 8%, while average prices fell 4%. Volume/mix increased in our grain processing, cleaning and fabric care and food, feed, and specialties markets.

     Regionally, North American product revenues for the six months ended June 30, 2003 decreased $1.2 million, or 2%, to $76.8 million from the six months ended June 30, 2002, driven primarily by a decrease in sales to our cleaning and fabric care markets, partially offset by an increase in sales to our food, feed and specialties and grain processing markets. Product revenues in Europe, Africa and the Middle East for the six months ended June 30, 2003 increased $15.7 million, or 28%, to $71.8 million from the six months ended June 30, 2002, driven primarily by increased sales to our food, feed and specialties markets, grain processing and cleaning and fabric care markets including protease enzymes sales to a major customer. Our product revenues in Latin America for the six months ended June 30, 2003 increased $0.3 million, or 5%, to $6.8 million from the six months ended June 30, 2002 due primarily to increased sales to our grain processing and food, feed and specialties markets, partially offset by decreased sales to our cleaning and fabric care markets. Product revenues in the Asia Pacific region increased $4.0 million, or 20%, to $24.4 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, due mainly to increased sales to our food, feed and specialties, grain processing and cleaning and fabric care markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $1.8 million, or 17%, to $12.2 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, due primarily to an increase in government and customer funded research revenues.

     Funded research revenues increased $1.4 million, or 14%, to $11.2 million for the six months ended June 30, 2003 from the six months ended June 30, 2002. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations increased $0.9 million, or 47%, to $2.8 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $0.5 million, or 6%, to $8.4 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, primarily driven by funding from our strategic alliance with the Dow Corning Corporation.

     Royalties increased $0.4 million, or 80%, to $0.9 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, due primarily to the timing of customer royalty payments that are based on the sales of the customers' products produced using our technology. License fees increased $0.1 million to $0.2 million for the six months ended June 30, 2003 from the six months ended June 30, 2002.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $14.4 million, or 16%, to $102.6 million for the six months ended June 30, 2003 from the six months ended June 30, 2002. Our expanded sales volume/mix increased costs $8.2 million, along with increases of $7.4 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases were partially offset by a $1.2 million decrease due to the sale of lower cost inventories.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $4.4 million, or 6%, to $77.2 million for the six months ended June 30, 2003 from the six months ended June 30, 2002. This overall increase was caused by significant product revenue related factors including an 8% increase in volume/mix processed through our plants, partially offset by an average price decline of 4%. This net increase in gross profit was also driven by a $5.1 million increase due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. As a result of these factors however, gross margin on product revenue decreased to 42.9% for the six months ended June 30, 2003 from 45.2% for the six months ended June 30, 2002, primarily driven by price reductions.

     Research and Development. Research and development expenses increased $0.4 million, or 1%, to $33.3 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, primarily due to increases in personnel-related costs, including salaries, benefits and travel expenses of $2.8 million, partially offset by decreases in outside services of $2.1 million and supply costs. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $1.5 million, or 20%, to $6.2 million for the six months ended June 30, 2003 from the six months ended June 30, 2002.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses decreased $0.1 million, or 1%, to $15.6 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, primarily due to decreases in incentive compensation of $0.5 million and outside services of $0.4 million, partially offset by an increase in personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.7 million.

     General and Administrative. General and administrative expenses decreased $0.5 million, or 3%, to $15.8 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, due primarily to decreases in outside services of $1.6 million and advertising and promotion of $0.4 million, partially offset by an increase in personnel-related costs, including salaries, benefits, and travel expenses of $1.6 million.

     Amortization of Intangible Assets. Amortization expense increased $0.3 million, or 12%, to $2.9 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, primarily due to additional amortization of newly acquired intangible assets.

     Other Expense and Income. Other expense for the six months ended June 30, 2003 was $0.8 million as compared to $3.5 million of other income for the six months ended June 30, 2002. This difference in income of $4.3 million was primarily due to Argentine Peso and Euro-driven foreign currency transaction gains during the six months ended June 30, 2002.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock on the date we granted the options.

     On June 6, 2003, we granted 0.05 million shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the date of grant. Deferred compensation expense of $0.7 million was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the awards.

     Amortization of deferred stock-based compensation expense was $0.6 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively, and was reported in our Consolidated Statements of Operations as follows (in millions):

                                                                                      2003                 2002
                                                                                      ----                 ----
Cost of products sold......................................................     $         -          $       0.2
Research and development...................................................             0.3                  0.3
Sales, marketing and business development..................................               -                  0.7
General and administrative.................................................             0.3                  0.4
                                                                                -----------          -----------
Total amortization of deferred compensation expense                             $       0.6          $       1.6
                                                                                ===========          ===========

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million in the six months ended June 30, 2003, as a result of our assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. There was no such investment income or loss in the six months ended June 30, 2002

     Interest Income. Interest income decreased $0.3 million, or 11%, to $2.4 million for the six months ended June 30, 2003 from the six months ended June 30, 2002 due mainly to the reduction of interest received due to our lower cash balances, discussed below under the heading "Liquidity and Capital Resources."

     Income Taxes. The effective income tax rate for the six months ended June 30, 2003 was a 25% tax expense, compared to a 326% tax benefit for the six months ended June 30, 2002, which reflects our assessment of the annual effective income tax rate. Factors affecting our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates and mix of earnings among tax jurisdictions, amortization of certain intangible assets and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the six months ended June 30, 2003 included the effect of estimated valuation allowances, since we do not have the ability to carry back or anticipate the ability to carry forward our United States net operating losses. The effective rate for the six months ended June 30, 2002 included the effect of restructuring and related charges. Accordingly, the tax benefit related to the restructuring and related charges of approximately $6.0 million was recorded in the first quarter of 2002.


FINANCIAL RESULTS BY SEGMENT

     During the three months ended March 31, 2003, we modified our managerial financial reporting to provide information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we provided historical financial data in this new financial segment-reporting format for the three months and the six months ended June 30, 2003 and 2002.

     The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the three months ended June 30, 2003, the Bioproducts segment achieved operating income of $17.7 million as compared to an operating income of $18.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, the Bioproducts segment achieved operating income of $36.8 million as compared to an operating income of $18.6 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, Bioproducts recorded restructuring and related costs of $16.4 million. Before these restructuring and related charges, the segment would have reported operating income of $35.0 million for the three months ended June 30, 2002.

     The Health Care segment is focused on expanding our current technology and product platforms into the health care market. This segment is primarily engaged in the performance of research and development, the securing of intellectual property and the establishment of strategic investments and collaborations. For the three months ended June 30, 2003, the Health Care segment experienced an operating loss of $7.5 million as compared to an operating loss of $9.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, the Health Care segment experienced an operating loss of $15.4 million as compared to an operating loss of $19.4 million for the six months ended June 30, 2002.


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

     According to our preliminary allocation of the purchase price on December 31, 2002, the $8.9 million consists solely of intangible assets. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the intangible assets are $8.7 million at June 30, 2003. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed during 2003.


RESTRUCTURING AND RELATED CHARGES

     During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine Peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. As a result of the plan, restructuring and related charges of $16.4 million were recorded in our operating earnings for the six months ended June 30, 2002. This restructuring was completed during 2002.


WAREHOUSE INVENTORY LOSS

     During the quarter ended June 30, 2003, we sustained damage to our finished bioproduct inventory as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. While there has been no material interruption in product flow to our customers, we reduced our inventories by approximately $7.5 million to reflect the estimated amount of product that was lost. In addition, approximately $1.0 million of other costs were incurred as a result of the accident. These amounts have been recorded in other current assets as a receivable from our insurer. Certain reduced profits and additional costs, such as production inefficiencies, additional freight and use of overtime are reflected in the results of operations during the second quarter ended June 30, 2003. While we believe that these reduced profits and additional costs will be subject to insurance recovery, we are unable to estimate the ultimate recovery at this time.


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

     As of June 30, 2003, cash and cash equivalents totaled $155.4 million. The funds were invested in short-term instruments, including A-1/P1 and A-2/P2 rated commercial paper, AAA and AA rated medium term notes, institutional money market funds, auction rate preferred securities and bank deposits.

     Cash provided by operations was $15.9 million and $10.2 million for the six months ended June 30, 2003 and 2002, respectively. The increase of $5.7 million in 2003 from 2002 was generated principally by operating income, net of non-cash items such as depreciation and amortization, and changes in operating assets and liabilities.

     Cash used in investing activities was $9.4 million and $44.8 million for the six months ended June 30, 2003 and 2002, respectively. This decrease of $35.4 million was driven primarily by the EBS acquisition of $35.8 million and the equity investment in Seattle Genetics, Inc. of $3.0 million during the six months ended June 30, 2002. Cash used in investing activities for the six months ended June 30, 2003 included $1.1 million in proceeds from the sale of certain acquired assets as discussed above in Acquisitions. Capital expenditures for the six months ended June 30, 2003 were $10.6 million in 2003 compared with $5.9 million in 2002. A significant portion of the capital spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. We also continued our construction of a facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York during the six months ended June 30, 2003.

     Cash used in financing activities was $25.4 million and $27.0 million for the six months ended June 30, 2003 and 2002, respectively. This decrease of $1.6 million was primarily driven by proceeds received from the exercise of stock options during the six months ended June 30, 2003. While we are permitted to pay dividends to our common stockholders, we currently intend to utilize our resources to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

     At June 30, 2003, we had a $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The facility, which consists of a credit agreement, makes available to the Company $40.0 million of committed borrowings, which expires on January 31, 2004. The facility carries fees of 0.35% on the amount of unborrowed principal under the agreement. As of June 30, 2003, there were no borrowings under the facility.

     Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $84.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with the financial covenants included in the senior note agreement.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. We will apply the provisions of this statement as of July 1, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that we classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this new standard on our financial statements.


MARKET RISK

      Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 55% of our revenues for the six months ended June 30, 2003. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. We do not use these instruments for speculative purposes. There were no material foreign currency gains in connection with these types of contracts recorded in the statement of operations for the six months ended June 30, 2003.

       As of June 30, 2003, cash and cash equivalents totaled $155.4 million. Of this amount, $64.4 million was denominated in Euros. The remainder, or $91.0 million, was primarily denominated in U.S. Dollars. Short-term debt was mainly comprised of our third installment of $28.0 million due March 30, 2004 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources" in this Report and $8.0 million of short-term debt held by our Chinese affiliate.

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

Interest Rates

     Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $84.0 million 6.82% senior notes outstanding at June 30, 2003 mature evenly in installments of $28.0 million per year. Annual installment payments commenced March 30, 2002.

Foreign Currency Exposure

       We conduct business throughout the world. During the six month period ended June 30, 2003, we derived approximately 55% of our revenues from foreign operations, and these foreign operations generated income that offset net losses in U.S. operations during the same six month period. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in exchange rates in Europe, Latin America, and Asia. The Euro and Argentine Peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. Our manufacturing and administrative operations for Latin America are located in Argentina. A significant part of our Latin American revenues are denominated in U.S. Dollars. Net foreign exchange losses from US Dollar/Euro and US Dollar/ Argentine Peso transactions were $0.4 million for the six months ended June 30, 2003.

     Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of $0.1 million in the statement of operations for the six months ended June 30, 2003 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.


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

     We have arrangements of various durations with our major customers and are routinely involved in discussions regarding the status of these relationships. These discussions may lead to extensions or new commercial arrangements, or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, our customer base will change over time as will the nature of our relationships with individual customers, including major customers. For example, we currently expect that our business with Corn Products International, Inc., combined with decreased volume with Unilever N.V., may cause Corn Products to qualify as one of our five largest customers for 2003.

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

     Product revenues denominated in Euros accounted for approximately 34% of total 2002 product revenues, and the fluctuations in the currency exchange rate against the U.S. Dollar can have a significant impact on our reported product revenues.

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

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jean-Jacques Bienaime, the Company's Chairman, Chief Executive Officer and President, and Raymond J. Land, the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (Disclosure Controls) pursuant to Securities and Exchange Commission Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, Mr. Bienaime and Mr. Land concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filing with the Securities and Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Nothing to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Stockholders of the Company was held on May 29, 2003. At that meeting, the stockholders elected directors and approved the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2003. The total votes at the meeting were as follows:

(i)   To elect directors to serve a three-year term.

                                                                                                 Votes
                                                                                ----------------------------------------
                              Nominee                                              For                         Withheld
                        ------------------------------                          ----------------------------------------
                        Jean-Jacques Bienaime                                   57,374,593                       750,063

                        Bruce C. Cozadd                                         57,421,798                       702,858

                        Norbert G. Riedel                                       57,005,233                     1,119,423


    There were no broker non-votes.

    Directors whose term in office continued after the meeting:

            Term expiring in 2004:  Theresa K. Lee, Robert H. Mayer, Jorgen
                                    Rosenlund

            Term expiring in 2005:  Soren Bjerre-Nielsen, Joseph A. Mollica,
                                    Gregory O. Nelson, James P. Rogers


(ii) To approve the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2003.

                                                            Votes
                             --------------------------------------------------------------
                                 For                        Against                 Abstain
                             --------------------------------------------------------------
                             57,443,312                     355,056                 326,288


                        There were no broker non-votes.


ITEM 5. OTHER INFORMATION

            Nothing to report

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a.    EXHIBITS


         (10)        Material Contracts
         ----        ------------------

                     +10.1 First Amendment to Supply Agreement by and between the Company and The Procter &
                                  Gamble Company entered into as of January
                                  1, 2003.

                     10.2         First Amendment to Research Agreement and
                                  Technology Transfer Agreement by and between the Company and The Procter & Gamble Company entered into as of June 23, 2003.

         (31)        Rule 13a-14(a)/15d-14(a) Certifications
         ----        ---------------------------------------

                     31.1         Rule 13a-14(a)/15d-14(a) Certifications

         (32)         Section 1350 Certifications
         ----        ---------------------------

                     32.1         Section 1350 Certifications

                     -------------------------------------------------

          + Confidential Treatment requested as to certain information, which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.


   b.    REPORTS ON FORM 8-K

         On May 1, 2003 the Company filed a Current Report on Form 8-K regarding its press release concerning financial results for the first quarter of 2003. The report included condensed financial statements and other financial information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     GENENCOR INTERNATIONAL, INC.


August 13, 2003                      By: /s/ Raymond J. Land
------------------------                 --------------------------------------
Date
                                     Raymond J. Land
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)





August 13, 2003                      By: /s/ Darryl L. Canfield
------------------------                 ---------------------------------------
Date
                                     Darryl L. Canfield
                                     Vice President and Corporate Controller
                                     (Chief Accounting Officer)

                                  EXHIBIT INDEX

(10)        Material Contracts
----        ------------------

            +10.1 First Amendment to Supply Agreement by and between the Company and The Procter & Gamble Company entered into as of January 1, 2003.

            10.2        First Amendment to Research Agreement and Technology
                        Transfer Agreement by and between the Company and The
                        Procter & Gamble Company entered into as of June 23, 2003.

(31)         Rule 13a-14(a)/15d-14(a) Certifications
----         ---------------------------------------

             31.1       Rule 13a-14(a)/15d-14(a) Certifications

(32)         Section 1350 Certifications
----         ---------------------------

             32.1       Section 1350 Certifications

             -------------------------------------------------

+ Confidential Treatment requested as to certain information, which has been separately filed with the Securities and Exchange
            Commission pursuant to an application for such treatment.