Form 10-Q
period 2003-09-30
GENENCOR INTERNATIONAL INC
filed 2003-11-13
CIK 1113099

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO______________

                        COMMISSION FILE NUMBER 000-31167

                          GENENCOR INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 _______________

           DELAWARE                                             16-1362385
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                               925 PAGE MILL ROAD
                           PALO ALTO, CALIFORNIA 94304
                                 (650) 846-7500
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                                 _______________

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

                             YES [X]         NO [ ]
                                 _______________

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    NUMBER OF SHARES OUTSTANDING
                CLASS                                    AT OCTOBER 31, 2003

COMMON STOCK, PAR VALUE $0.01 PER SHARE                      59,197,758

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION
   Item 1. Financial Statements:
           Condensed Consolidated Unaudited Balance Sheets as of
              September 30, 2003 and December 31, 2002.....................   4
           Condensed Consolidated Unaudited Statements of Operations for
              the three and nine months ended September 30, 2003 and 2002..   5
           Condensed Consolidated Unaudited Statements of Cash Flows for
              the nine months ended September 30, 2003 and 2002............   6
           Notes to Condensed Consolidated Unaudited Financial Statements..   7
   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  14
   Item 3. Quantitative and Qualitative Disclosures About Market Risk......  28
   Item 4. Controls and Procedures.........................................  28

PART II.  OTHER INFORMATION
   Item 1. Legal Proceedings...............................................  29
   Item 2. Changes in Securities and Use of Proceeds.......................  29
   Item 3. Defaults Upon Senior Securities.................................  29
   Item 4. Submission of Matters to a Vote of Security Holders.............  29
   Item 5. Other Information...............................................  29
   Item 6. Exhibits and Reports on Form 8-K................................  29

SIGNATURES.................................................................  30
EXHIBIT INDEX .............................................................  31

     This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including, without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "projects," "will," "may," "might" and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Part I, Item 2 of this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company disclaims any obligation to publicly announce any revisions to these forward-looking statements to reflect facts or circumstances of which the Company becomes aware after the date hereof.

     Unless otherwise specified, all references in this Report to the "Company," "we," "us," "our," and "ourselves" refer to Genencor International, Inc. and its subsidiaries collectively, as appropriate in the context of the disclosure.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                          2003            2002
                                                                     -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $ 157,097        $ 169,001
   Trade accounts receivable, net ................................        59,476           51,576
   Inventories ...................................................        56,916           54,215
   Other current assets ..........................................        40,879           27,569
                                                                       ---------        ---------
      Total current assets .......................................       314,368          302,361
Property, plant and equipment, net ...............................       221,401          217,110
Goodwill .........................................................        29,380           29,384
Intangible assets, net ...........................................        42,897           45,898
Other assets .....................................................        67,268           60,169
                                                                       ---------        ---------
      Total assets ...............................................     $ 675,314        $ 654,922
                                                                       =========        =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable .................................................     $   8,221        $   7,942
   Current maturities of long-term debt ..........................        28,291           28,291
   Accounts payable and accrued expenses .........................        36,006           47,549
   Other current liabilities .....................................        18,806           15,536
                                                                       ---------        ---------
      Total current liabilities ..................................        91,324           99,318
Long-term debt ...................................................        56,761           84,897
Other long-term liabilities ......................................        41,001           32,700
                                                                       ---------        ---------
      Total liabilities ..........................................       189,086          216,915
                                                                       ---------        ---------
Redeemable preferred stock:
   7 1/2% cumulative series A preferred stock, without par value,
      authorized 1 shares, 1 shares issued and outstanding .......       175,207          169,750
                                                                       ---------        ---------
Stockholders' equity:
   Common stock, par value $0.01 per share, 200,000 shares
      authorized, 60,897 and 60,251 shares issued at September 30,
      2003 and December 31, 2002, respectively ...................           609              602
   Additional paid-in capital ....................................       356,094          349,579
   Treasury stock, 1,780 shares at cost at September 30, 2003 and
      December 31, 2002 ..........................................       (21,030)         (21,030)
   Deferred stock-based compensation .............................        (1,160)          (1,164)
   Accumulated deficit ...........................................        (2,162)         (14,944)
   Accumulated other comprehensive loss ..........................       (21,330)         (44,786)
                                                                       ---------        ---------
      Total stockholders' equity .................................       311,021          268,257
                                                                       ---------        ---------
      Total liabilities, redeemable preferred stock and
         stockholders' equity ....................................     $ 675,314        $ 654,922
                                                                       =========        =========

   The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                     2003         2002         2003         2002
                                                  ---------    ---------    ---------    ---------
Revenues:
   Product revenue ............................   $  89,795    $  85,931    $ 269,577    $ 246,949
   Fees and royalty revenues ..................       4,349        4,566       16,575       14,990
                                                  ---------    ---------    ---------    ---------
      Total revenues ..........................      94,144       90,497      286,152      261,939
Operating expenses:
   Cost of products sold ......................      52,096       50,270      154,723      138,484
   Research and development ...................      18,315       17,360       51,608       50,302
   Sales, marketing and business development ..       8,320        8,293       23,921       24,001
   General and administrative .................       7,946        8,790       23,729       25,086
   Amortization of intangible assets ..........       1,414        1,355        4,304        3,989
   Restructuring and related charges ..........          --           43           --       16,422
   Other (income)/expense .....................        (351)         161          408       (3,296)
                                                  ---------    ---------    ---------    ---------
      Total operating expenses ................      87,740       86,272      258,693      254,988
                                                  ---------    ---------    ---------    ---------
Operating income ..............................       6,404        4,225       27,459        6,951
Non operating expenses/(income):
   Investment expense .........................          --           --        1,018           --
   Interest expense ...........................       1,539        1,995        5,128        6,559
   Interest income ............................        (601)      (1,347)      (3,004)      (4,059)
                                                  ---------    ---------    ---------    ---------
      Total non operating expenses/(income) ...         938          648        3,142        2,500
                                                  ---------    ---------    ---------    ---------
Income before income taxes ....................       5,466        3,577       24,317        4,451
Provision for/(benefit from) income taxes .....       1,367          625        6,079       (2,225)
                                                  ---------    ---------    ---------    ---------
Net income ....................................   $   4,099    $   2,952    $  18,238    $   6,676
                                                  =========    =========    =========    =========
Net income available to holders of common stock   $   2,281    $   1,134    $  12,782    $   1,220
                                                  =========    =========    =========    =========
   Earnings per common share:
      Basic ...................................   $    0.04    $    0.02    $    0.22    $    0.02
                                                  =========    =========    =========    =========
      Diluted .................................   $    0.04    $    0.02    $    0.21    $    0.02
                                                  =========    =========    =========    =========
   Weighted average common shares:
      Basic ...................................      58,895       59,311       58,655       59,549
                                                  =========    =========    =========    =========
      Diluted .................................      61,859       59,312       60,296       59,859
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             2003         2002
                                                          ---------    ---------
Cash flows from operating activities:
   Net income .........................................   $  18,238    $   6,676
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ...................      26,639       24,418
      Amortization of deferred stock-based compensation         679        3,557
      Loss on disposition of property, plant
         and equipment ................................         631          331
      Loss from impairment of investment in marketable
         equity securities ............................       1,018           --
      Non-cash portion of restructuring and related
         charges.......................................          --        9,495
      (Increase) decrease in operating assets:
         Trade accounts receivable ....................      (4,134)      (1,339)
         Inventories ..................................       1,239         (384)
         Other assets .................................     (12,894)      (4,991)
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses ........     (13,440)     (13,231)
         Other liabilities ............................       3,625        2,577
                                                          ---------    ---------
         Net cash provided by operating activities.....      21,601       27,109
                                                          ---------    ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment .........     (18,640)     (11,872)
   Purchases of intangible assets .....................          --         (100)
   Proceeds from sale of acquired assets ..............       1,145           --
   Payment to acquire equity securities ...............          --       (3,000)
   Proceeds from sale of property, plant and
      equipment .......................................          --          191
   Acquisition of business, net of cash acquired ......          --      (35,809)
                                                          ---------    ---------
         Net cash used in investing activities ........     (17,495)     (50,590)
                                                          ---------    ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options ............       4,362          500
   Proceeds from employee stock purchase plan .........       1,103        1,137
   Purchases of treasury shares .......................          --         (198)
   Net proceeds from (payments on) notes payable of
      foreign affiliate ...............................         278          (82)
   Payment of long-term debt ..........................     (28,185)     (28,143)
                                                          ---------    ---------
         Net cash used in financing activities ........     (22,442)     (26,786)
                                                          ---------    ---------
Effect of exchange rate changes on cash ...............       6,432        6,546
                                                          ---------    ---------
Net decrease in cash and cash equivalents .............     (11,904)     (43,721)
Cash and cash equivalents -- beginning of period ......     169,001      215,023
                                                          ---------    ---------
Cash and cash equivalents -- end of period ............   $ 157,097    $ 171,302
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


2 -- NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. The Company applied the provisions of this statement as of July 1, 2003. The adoption of SFAS No. 149 has had no material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that the Company classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no material impact on the Company's financial position or its results of operations.


3 -- EARNINGS PER SHARE

     SFAS No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at net income available to holders of common stock, undeclared and unpaid dividends on redeemable preferred stock of $1,818 and $5,456 were deducted from net income for each quarter presented and for each nine month period presented, respectively.

     Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to holders of common stock of the Company. As a result of stock options outstanding under the Company's 2002 Omnibus Incentive Plan and its predecessor plan, the Stock Option and Stock

Appreciation Right Plan, there were dilutive securities for the three and nine months ended September 30, 2003 and 2002. The weighted-average impact of these has been reflected in the calculation of diluted earnings per common share for the respective periods presented.

    The following table reflects the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    --------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Net income .....................   $  4,099    $  2,952    $ 18,238    $  6,676
   Less: Accrued dividends on
   preferred stock .............     (1,818)     (1,818)     (5,456)     (5,456)
                                   --------    --------    --------    --------
Net income available to holders
   of common stock .............   $  2,281    $  1,134    $ 12,782    $  1,220
                                   ========    ========    ========    ========
Weighted average common shares:
   Basic .......................     58,895      59,311      58,655      59,549
   Effect of stock options .....      2,964           1       1,641         310
                                   --------    --------    --------    --------
   Diluted .....................     61,859      59,312      60,296      59,859
                                   ========    ========    ========    ========
Earnings per common share:
   Basic .......................   $   0.04    $   0.02    $   0.22    $   0.02
                                   ========    ========    ========    ========
   Diluted .....................   $   0.04    $   0.02    $   0.21    $   0.02
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

     On a pro forma basis, had compensation cost for the Company's stock option plans been determined based on the weighted average fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below for the three and nine months ended September 30, 2003 and 2002:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               ----------------------    -----------------------
                                                  2003         2002         2003          2002
                                               ---------    ---------    ----------    ---------
Net income available to holders of common
   stock - as reported .....................   $   2,281    $   1,134    $   12,782    $   1,220
Add: Stock-based employee compensation
   expense included in reported net income
   available, net of related tax ...........          16          222           302          760
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effect ...............      (1,516)      (3,137)       (4,140)      (5,415)
                                               ---------    ---------    ----------    ---------
   Net income available to holders of common
   stock - pro forma .......................   $     781    $  (1,781)   $    8,944    $  (3,435)
                                               =========    =========    ==========    =========

   Basic - as reported .....................   $    0.04    $    0.02    $     0.22    $    0.02
   Basic - pro forma .......................   $    0.01    $   (0.03)   $     0.15    $   (0.06)
   Diluted - as reported ...................   $    0.04    $    0.02    $     0.21    $    0.02
   Diluted - pro forma .....................   $    0.01    $   (0.03)   $     0.15    $   (0.06)


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


5 -- INVENTORIES

     Inventories consist of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2003           2002
                                                    -------------   ------------
     Raw materials ..............................      $ 8,122         $ 8,373
     Work-in-progress ...........................        7,488           8,003
     Finished goods .............................       41,306          37,839
                                                       -------         -------
        Inventories .............................      $56,916         $54,215
                                                       =======         =======


     During the three months ended June 30, 2003, the Company sustained damage to its finished bioproducts inventory as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. At that time, the Company reduced its inventories by $7,487 to reflect the estimated amount of product that was lost and recorded $1,041 of other costs incurred as a result of the accident in other current assets as a receivable from the Company's insurer. During the three months ended September 30, 2003, the Company reduced its estimate of the inventory loss by $234 and recognized an additional $2,008 in costs associated with the accident as an additional receivable in other current assets. Certain reduced profits and additional costs, such as production inefficiencies, additional freight and use of overtime are reflected in the results of operations during the nine months ended September 30, 2003. While the Company believes that these reduced profits and additional costs will be subject to insurance recovery, the Company is unable to estimate the ultimate recovery at this time. As of September 30, 2003, the Company has received $2,087 from the insurer.


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

    The following table summarizes the changes in each major class of intangible assets from December 31, 2002 through September 30, 2003:

                                         INTANGIBLE ASSETS              GOODWILL
                               -------------------------------------    --------
                                                OTHER
                                             AMORTIZABLE
                               TECHNOLOGY       ASSETS       TOTAL
                               ----------    -----------    --------
Balances, December 31, 2002     $ 15,617       $ 65,429     $ 81,046    $ 29,384
Foreign currency translation
 and other adjustments .....          --          2,068        2,068          (4)
                                --------       --------     --------    --------
Balances, September 30, 2003    $ 15,617         67,497       83,114    $ 29,380
                                ========                                ========
Less: Accumulated
  amortization .............                    (40,217)     (40,217)
                                               --------     --------
   Intangible assets, net ..                   $ 27,280     $ 42,897
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

     The foreign currency translation and other adjustments of $2,068 consist of $3,165 of foreign currency translation. Also included are additional acquisition costs of $48 to acquire assets and the sale of certain acquired assets for $1,145, which were sold at fair market value resulting in no gain or loss on the sale.

     Estimated fiscal year amortization expense is as follows:

     2003......................................................    $5,300
     2004......................................................     3,600
     2005......................................................     3,100
     2006......................................................     2,700
     2007......................................................     1,700


7 -- STOCKHOLDERS' EQUITY

     Accumulated other comprehensive loss consists of the following:

                                    FOREIGN      MARKETABLE                   ACCUMULATED
                                    CURRENCY     SECURITIES     MINIMUM          OTHER
                                  TRANSLATION    VALUATION      PENSION      COMPREHENSIVE
                                  ADJUSTMENT     ADJUSTMENT    LIABILITY         LOSS
                                  -----------    ----------    ----------    -------------
Balances, December 31, 2002 ....   $ (39,200)    $  (3,463)    $  (2,123)      $ (44,786)
  Current period change ........      20,352         3,104            --          23,456
                                   ---------     ---------     ---------       ---------
Balances, September 30, 2003 ...   $ (18,848)    $    (359)    $  (2,123)      $ (21,330)
                                   =========     =========     =========       =========

     The change in the marketable securities valuation adjustment for the nine months ended September 30, 2003 includes unrealized holding gains of $2,820 ($4,476 pre-tax) on the Company's available-for-sale securities. The remaining $284 ($451 pre-tax) relates to a reduction to other comprehensive loss resulting from the investment loss discussed in Note 8.


8 -- INVESTMENT EXPENSE

     During the three months ended June 30, 2003, the Company recorded an investment loss of $1,018 as a result of the Company's assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. This amount is included in investment expense as part of total non operating expenses/(income) for the period. There was no such investment income or loss in the nine months ended September 30, 2002.


9 -- INCOME TAXES

     The effective income tax rate for the nine months ended September 30, 2003 was a 25% tax expense, compared to a 50% tax benefit for the nine months ended September 30, 2002. Factors that affect the Company's estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the nine months ended September 30, 2003 includes the effect of estimated valuation allowances, since the Company does not have the ability to carry back or anticipate the ability to carry forward our United States net operating losses. The effective rate for the nine months ended September 30, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. The effective rate for the nine months ended September 30, 2002 also included the effect of restructuring and related charges. The tax benefit related to these restructuring and related charges was approximately $6,100 for the nine months ended September 30, 2002.

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

     According to the Company's preliminary allocation of the purchase price on December 31, 2002, the $8,925 consists solely of intangible assets. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the carrying costs of these intangible assets are $8,815 at September 30, 2003. The Company is continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. The Company anticipates that this process will be completed by the end of 2003.


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


12 -- SEGMENT REPORTING

     The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies for the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies" of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Performance of the segments is evaluated based on operating income of the segment. No items below operating income are allocated to the segments. The Company accounts for transactions, if any, between the segments as though they were transactions with third parties at approximate market prices. There were no material inter-segment transactions in the periods presented. During the three months ended March 31, 2003, the Company modified its managerial financial reporting to reflect two operating segments: Bioproducts and Health Care. Accordingly, the Company is providing data in this new financial structure for the three months and nine months ended September 30, 2003 and 2002.

     The Bioproducts segment develops and delivers products and services to the industrial, consumer and agri-processing markets to a global customer base. All of the Company's current product revenues are derived from this segment.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of the Company's product objectives in the health care market.

     The following table provides information by business segment; information for 2002 has been restated to reflect the reorganized business segments:


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                               Health      Segment    Corporate   Consolidated
                                Bioproducts     Care      Subtotal    and Other      Totals
                                -----------   --------    ---------   ---------   ------------
Product revenue .............    $ 89,795     $     --     $ 89,795    $     --      $ 89,795
Fees and royalty revenues ...       4,149          200        4,349          --         4,349
Total revenues ..............      93,944          200       94,144          --        94,144
Research and development ....      10,925        7,390       18,315          --        18,315
Operating income/(loss) .....      15,379       (9,183)       6,196         208         6,404


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                               Health      Segment    Corporate   Consolidated
                                Bioproducts     Care      Subtotal    and Other      Totals
                                -----------   --------    ---------   ---------   ------------
Product revenue..............    $ 85,931     $     --     $ 85,931    $     --      $ 85,931
Fees and royalty revenues....       4,566           --        4,566          --         4,566
Total revenues...............      90,497           --       90,497          --        90,497
Research and development.....       9,927        7,433       17,360          --        17,360
Operating income/(loss)......      14,975      (10,479)       4,496        (271)        4,225


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                               Health      Segment    Corporate   Consolidated
                                Bioproducts     Care      Subtotal    and Other      Totals
                                -----------   --------    ---------   ---------   ------------
Product revenue..............    $269,577     $     --     $269,577    $     --      $269,577
Fees and royalty revenues....      16,150          425       16,575          --        16,575
Total revenues...............     285,727          425      286,152          --       286,152
Research and development.....      32,159       19,449       51,608          --        51,608
Operating income/(loss)......      52,174      (24,625)      27,549         (90)       27,459


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                               Health      Segment    Corporate   Consolidated
                                Bioproducts     Care      Subtotal    and Other      Totals
                                -----------   --------    ---------   ---------   ------------
Product revenue..............    $246,949     $     --     $246,949    $     --      $246,949
Fees and royalty revenues....      14,915           75       14,990          --        14,990
Total revenues...............     261,864           75      261,939          --       261,939
Research and development.....      28,683       21,619       50,302          --        50,302
Operating income/(loss)......      33,550      (29,870)       3,680       3,271         6,951

                                                      DECEMBER 31, 2002
                                --------------------------------------------------------------
                                               Health      Segment    Corporate   Consolidated
                                Bioproducts     Care      Subtotal    and Other      Totals
                                -----------   --------    ---------   ---------   ------------
Total assets.................    $467,782     $  5,719     $473,501    $181,421      $654,922
Depreciation and amortization      31,127        2,064       33,191          --        33,191
Capital additions............      18,153        1,397       19,550          --        19,550


The following table provides a reconciliation of segment information to total consolidated information:


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------    --------------------
                                           2003        2002        2003        2002
                                         --------    --------    --------    --------
Net income:
   Operating income/(loss) for
      reportable segments ............   $  6,196    $  4,496    $ 27,549    $  3,680
   Other (income)/expense ............       (208)        271          90      (3,271)
   Investment expense ................         --          --       1,018          --
   Interest expense ..................      1,539       1,995       5,128       6,559
   Interest (income) .................       (601)     (1,347)     (3,004)     (4,059)
   Provision for/(benefit from) income
   taxes .............................      1,367         625       6,079      (2,225)
                                         --------    --------    --------    --------
      Consolidated net income ........   $  4,099    $  2,952    $ 18,238    $  6,676
                                         ========    ========    ========    ========

                                                                          DECEMBER 31,
                                                                              2002
                                                                          ------------
Total assets:
   Total assets for reportable segments..............................       $ 473,501
   Cash and cash equivalents not allocated to business segments......         163,376
   Deferred tax assets...............................................          18,045
                                                                            ---------
       Total consolidated assets.....................................       $ 654,922
                                                                            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this Report. In addition to disclosing results for the three months and nine months ended September 30, 2003 and 2002 that are determined in accordance with United States' Generally Accepted Accounting Principles ("GAAP"), the Company also discloses non-GAAP financial measures that exclude the effects of restructuring and related charges recorded in the 2002 period on consolidated net income available to common stockholders and diluted earnings per share and on the operating income of its Bioproducts segment. The Company is presenting non-GAAP financial measures excluding the effects of the restructuring and related charges because the Company believes it is useful for investors in assessing the Company's financial results compared to the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, the Company has presented the most directly comparable financial measure calculated in accordance with GAAP and has provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with GAAP.


OVERVIEW

     We are a diversified biotechnology company that develops and delivers products and services to the industrial, consumer, agri-processing and health care markets. Our current revenues result primarily from the sale of enzyme products to the cleaning, grain processing, textile, food, and animal feed industries, with the remainder of our revenues from research funding, fees and royalties. We intend to apply our proven and proprietary technologies and manufacturing capabilities to expand sales in our existing markets and address new opportunities in the health care, agri-processing, industrial, and consumer markets. We have formed, and plan to continue to form, strategic alliances with market leaders to collaborate with us to develop and launch products.

     We manufacture our products at our eight manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. These products are then marketed to the industrial, consumer and agri-processing markets through our direct sales organization and other distribution channels. For the year ended December 31, 2002, we derived approximately 50% of our revenues from our foreign operations. For the nine months ended September 30, 2003, we derived approximately 55% of our revenues from foreign operations.


SUMMARY OF RESULTS

     For the three months ended September 30, 2003, we reported net income available to common stockholders of $2.3 million, or $0.04 per diluted share, compared to net income available to common stockholders of $1.1 million, or $0.02 per diluted share for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net income available for common stockholders was $12.8 million, or $0.21 per diluted share, compared to net income available to common stockholders of $1.2 million, or $0.02 per diluted share for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we recorded restructuring and related charges of $16.4 million, or $10.4 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $11.6 million, or $0.19 per diluted share for the nine months ended September 30, 2002.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and 2002

     Revenues. Total revenues for the three-month period ended September 30, 2003 increased $3.6 million, or 4%, to $94.1 million from the three-month period ended September 30, 2002, due to increases in product revenues.

     Product Revenues. Product revenues for the three months ended September 30, 2003 increased $3.9 million, or 4%, to $89.8 million from the three months ended September 30, 2002. For the three months ended September 30, 2003, unit volume/mix increased 2% and the impact of foreign currency increased revenues 5% while average prices fell 3%.

 Volume/mix increased primarily in our food, feed and specialties markets, fuel ethanol markets and textile markets, partially offset by decreases in our sweetener markets and cleaning markets.

     Regionally, North American product revenues for the three months ended September 30, 2003 decreased $1.3 million, or 3%, to $38.7 million from the three months ended September 30, 2002, driven primarily by decreased sales to our cleaning markets, sweetener markets and textile markets, partially offset by increased sales to our food, feed and specialties markets and fuel ethanol markets. Product revenues in Europe, Africa and the Middle East for the three months ended September 30, 2003 increased $4.8 million, or 15%, to $36.3 million from the three months ended September 30, 2002, driven primarily by increased sales to our food, feed, and specialties markets, cleaning markets, sweetener markets and textile markets, partially offset by decreased sales to our fuel ethanol markets. Our product revenues in the Asia Pacific region increased $0.5 million, or 5%, to $11.6 million for the three months ended September 30, 2003 from the three months ended September 30, 2002 due primarily to increased sales to our fuel ethanol markets, sweetener markets and cleaning markets, partially offset by decreased sales to our textiles markets and food, feed, and specialties markets. Our product revenues in Latin America for the three months ended September 30, 2003 decreased $0.1 million, or 3%, to $3.2 million from the three months ended September 30, 2002, primarily due to decreased sales to our cleaning markets and sweetener markets, partially offset by increased sales to our textile markets and food, feed, and specialties markets.

     Fees and Royalty Revenues. Fees and royalty revenues decreased $0.3 million, or 7%, to $4.3 million for the three months ended September 30, 2003 from the three months ended September 30, 2002, due to decreases in government funded research revenues partially offset by increases in customer funded research.

     Funded research revenues for the three months ended September 30, 2003 decreased $0.3 million, or 7%, to $4.1 million from the three months ended September 30, 2002. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

     Our funded research revenue as it relates to U.S. Government collaborations decreased $0.8 million, to less than $0.1 million for the three months ended September 30, 2003 from the three months ended September 30, 2002 primarily due to completion of our agreement with the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $0.5 million, or 14%, to $4.1 million for the three months ended September 30, 2003 from the three months ended September 30, 2002, primarily driven by funding from our strategic alliance with the Dow Corning Corporation.

     Royalty revenues are based on the sales of customers' products produced using our technology. These royalty payments were $0.2 million for the three months ended September 30, 2003 and September 30, 2002. There were no license fees for the three months ended September 30, 2003 and September 30, 2002.


Operating Expenses

     Cost of Products Sold. Cost of products sold increased $1.8 million, or 4%, to $52.1 million for the three months ended September 30, 2003 from the three months ended September 30, 2002. Our expanded sales volume/mix increased costs by $2.6 million, along with a $2.6 million increase due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases in costs were offset by lower unit production costs of $3.4 million.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $2.1 million, or 6%, to $37.7 million for the three months ended September 30, 2003 from the three months ended September 30, 2002. This increase in gross profit was primarily driven by lower unit production costs of $3.4 million and a $2.0 million favorable impact of the U.S. Dollar against foreign currencies, primarily the Euro. This net increase in gross profit was partially offset by the 3% decline in average selling prices. As a result of these factors, gross margin increased to 42.0% for the three months ended September 30, 2003 from 41.5% for the three months ended September 30, 2002.

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $0.9 million, or 5%, to $18.3 million for the three months ended September 30,

2003 from the three months ended September 30, 2002, due primarily to an increase in personnel-related costs, including salaries, benefits, travel expenses and other costs of $0.9 million and facilities expense of $0.2 million, partially offset by a decrease in incentive compensation of $0.2 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $1.6 million, or 40%, to $2.4 million for the three months ended September 30, 2003 from the three months ended September 30, 2002.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force and business development functions. These expenses were $8.3 million for the three months ended September 30, 2003 and September 30, 2002. Decreases in incentive compensation costs of $0.7 million were offset by an increase in personnel-related costs, including salaries, benefits, commissions and travel expenses of $0.7 million.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. These expenses decreased $0.9 million, or 10%, to $7.9 million for the three months ended September 30, 2003 from the three months ended September 30, 2002, due primarily to decreases in incentive compensation of $0.7 million, outside services of $0.6 million and communication expenses of $0.1 million, partially offset by an increase in personnel-related costs, including salaries, benefits and travel expenses of $0.6 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting of patents, licenses, customer lists and other contractual agreements on a straight-line basis over their estimated useful lives. Amortization expense was $1.4 million for the three months ended September 30, 2003 and September 30, 2002.

     Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the three months ended September 30, 2003 was $0.3 million as compared with other expense of $0.2 million for the three months ended September 30, 2002. This $0.5 million increase in income was due mainly to Argentine Peso and Euro-driven currency transaction gains.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock on the date we granted the options. Deferred compensation for restricted common stock granted to employees is based on the number of granted restricted shares and the fair market value on the grant date.

     In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the three months ended September 30, 2002 was $1.8 million, which included the acceleration of deferred compensation expense related to elimination of all stock-related loans resulting from the surrender to us of approximately 1.4 million restricted shares by certain executive officers.

     In total, amortization of deferred stock-based compensation expense was $0.1 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively, and was reported in our Consolidated Statements of Operations as follows (in millions):

                                                                 2003      2002
                                                                ------    ------
Cost of products sold ......................................    $   --    $  0.2
Research and development ...................................        --       0.3
Sales, marketing and business development ..................        --       0.7
General and administrative .................................       0.1       0.8
                                                                ------    ------
Total amortization of deferred compensation expense ........    $  0.1    $  2.0
                                                                ======    ======


Non Operating Expense and Income

     Interest Income. Interest income decreased $0.7 million, or 54%, to $0.6 million for the three months ended September 30, 2003 from the three months ended September 30, 2002, due mainly to reductions in interest rates and lower cash balances, as discussed below under the heading "Liquidity and Capital Resources."

     Income Taxes. The effective income tax rate for the three months ended September 30, 2003 was 25%, compared to 17% for the three months ended September 30, 2002. The effective rate for the three months ended September 30, 2003 is representative of our most recent assessment of our annual effective income tax rate. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated effective rate for the three months ended September 30, 2003 includes the effect of estimated valuation allowances, since we do not have the ability to carry back or anticipate the ability to carry forward our United States net operating losses.


Comparison of the Nine Months Ended September 30, 2003 and 2002

     Revenues. Total revenues for the nine months ended September 30, 2003 increased $24.2 million, or 9%, to $286.2 million from the nine months ended September 30, 2002, due to increases in both product revenues and fees and royalty revenues.

     Product Revenues. Product revenues in the nine months ended September 30, 2003 increased $22.7 million, or 9%, to $269.6 million from the nine months ended September 30, 2002. For the nine months ended September 30, 2003, unit volume/mix grew 6% along with a positive currency impact of 7%, while average prices fell 4%. Volume/mix increased in our food, feed, and specialties markets, fuel ethanol markets, textile markets and sweeteners markets, partially offset by a decrease in our cleaning markets.

     Regionally, North American product revenues for the nine months ended September 30, 2003 decreased $2.6 million, or 2%, to $115.4 million from the nine months ended September 30, 2002, driven primarily by a decrease in sales to our cleaning markets, textile markets and sweetener markets, partially offset by an increase in sales to our food, feed and specialties markets and fuel ethanol markets. Product revenues in Europe, Africa and the Middle East for the nine months ended September 30, 2003 increased $20.5 million, or 23%, to $108.1 million from the nine months ended September 30, 2002, driven primarily by increased sales to our food, feed and specialties markets, sweetener markets, cleaning markets, and textile markets, partially offset by a decreased sales in our fuel ethanol markets. Product revenues in the Asia Pacific region increased $4.5 million, or 14%, to $36.0 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, due mainly to increased sales to our cleaning markets, sweetener markets, fuel ethanol markets, textile markets and food, feed and specialties markets. Our product revenues in Latin America for the nine months ended September 30, 2003 increased $0.2 million, or 2%, to $10.0 million from the nine months ended September 30, 2002, due primarily to increased sales to our sweetener markets and food, feed and specialties markets, partially offset by decreased sales to our textile markets and cleaning markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $1.6 million, or 11%, to $16.6 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, due to increases in funded research revenues and royalties.

     Funded research revenues increased $1.2 million, or 9%, to $15.3 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations increased $0.2 million, or 8%, to $2.8 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into bioethanol. Funded research revenues provided by customers increased $1.0 million, or 9%, to $12.5 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily driven by funding from our strategic alliance with the Dow Corning Corporation.

     Royalties increased $0.3 million, or 38%, to $1.1 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, due primarily to the timing of customer royalty payments. License fees increased $0.1 million to $0.2 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002.


Operating Expenses

     Cost of Products Sold. Cost of products sold increased $16.2 million, or 12%, to $154.7 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. Our expanded sales volume/mix increased costs by $10.6 million, along with increases of $10.2 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases were partially offset by lower unit production costs of $4.6 million.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $6.5 million, or 6%, to $114.9 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. This increase in gross profit was primarily driven by a $7.0 million favorable impact of the U.S. Dollar against foreign currencies, primarily the Euro, lower unit production costs of $4.6 million and the sales volume/mix increase of 6%. These increases were partially offset by the 4% decline in average selling prices.
As a result of these factors however, gross margin on product revenue decreased to 42.6% for the nine months ended September 30, 2003 from 43.9% for the nine months ended September 30, 2002, primarily driven by the impact of lower average selling prices.

     Research and Development. Research and development expenses increased $1.3 million, or 3%, to $51.6 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily due to increases in personnel-related costs, including salaries, benefits and travel expenses of $3.7 million and facility costs of $0.2 million, partially offset by decreases in outside services of $2.0 million, incentive compensation of $0.3 million and supply costs of $0.6 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $2.8 million, or 24%, to $8.8 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses decreased $0.1 million to $23.9 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily due to decreases in incentive compensation of $1.2 million and outside services of $0.3 million, partially offset by an increase in personnel-related costs, including salaries, benefits, commissions and travel expenses of $1.4 million.

     General and Administrative. General and administrative expenses decreased $1.4 million, or 6%, to $23.7 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, due primarily to decreases in outside services of $2.2 million, incentive compensation of $0.9 million and advertising and promotions of $0.4 million, partially offset by an increase in personnel-related costs, including salaries, benefits, and travel expenses of $2.1 million.

     Amortization of Intangible Assets. Amortization expense increased $0.3 million, or 8%, to $4.3 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily due to additional amortization of newly acquired intangible assets.

     Other Expense and Income. Other expense for the nine months ended September 30, 2003 was $0.4 million as compared to $3.3 million of other income for the nine months ended September 30, 2002. This difference in income of $3.7 million was primarily due to Argentine Peso and Euro-driven foreign currency transaction gains during the nine months ended September 30, 2002.

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

     In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the nine months ended September 30, 2002 was $3.2 million, which included the acceleration of deferred compensation expense related to elimination of all stock-related loans resulting from the surrender to us of approximately 1.4 million restricted shares by certain executive officers.

     In total, amortization of deferred stock-based compensation expense was $0.7 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively, and was reported in our Consolidated Statements of Operations as follows (in millions):

                                                                 2003      2002
                                                                ------    ------
Cost of products sold ......................................    $   --    $  0.3
Research and development ...................................       0.3       0.7
Sales, marketing and business development ..................       0.1       1.4
General and administrative .................................       0.3       1.2
                                                                ------    ------
Total amortization of deferred compensation expense ........    $  0.7    $  3.6
                                                                ======    ======


Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million in the nine months ended September 30, 2003, as a result of our assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. There was no such investment income or loss in the nine months ended September 30, 2002.

     Interest Income. Interest income decreased $1.1 million, or 27%, to $3.0 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 due mainly to the reduction of interest received associated with our lower cash balances, discussed below under the heading "Liquidity and Capital Resources."

     Income Taxes. The effective income tax rate for the nine months ended September 30, 2003 was a 25% tax expense, compared to a 50% tax benefit for the nine months ended September 30, 2002. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions, amortization of certain intangible assets, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the nine months ended September 30, 2003 includes the effect of estimated valuation allowances, since we do not have the ability to carry back or anticipate the ability to carry forward our United States net operating losses. The effective rate for the nine months ended September 30, 2002 was driven by anticipated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. The rate for the nine months ended September 30, 2002 also included the effect of the restructuring and related charges. The tax benefit related to these restructuring and related charges was approximately $6.1 million for the nine months ended September 30, 2002.


FINANCIAL RESULTS BY SEGMENT

     During the three months ended March 31, 2003, we modified our managerial financial reporting to provide information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we have provided historical financial data in this new financial segment-reporting format for the three months and the nine months ended September 30, 2003 and 2002.

     The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the three months ended September 30, 2003, the Bioproducts segment achieved operating income of $15.4 million as compared to an operating income of $15.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Bioproducts segment achieved operating income of $52.2 million as compared to an operating income of $33.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, Bioproducts recorded restructuring and related costs of $16.4 million. Before these restructuring and related charges, the segment would have reported operating income of $50.0 million for the nine months ended September 30, 2002.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of our product objectives in the health care market. For the three months ended September 30, 2003, the Health Care segment experienced an operating loss of $9.2 million as compared to an operating loss of $10.5 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Health Care segment experienced an operating loss of $24.6 million as compared to an operating loss of $29.9 million for the nine months ended September 30, 2002.

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

    According to our preliminary allocation of the purchase price on December 31, 2002, the $8.9 million consists solely of intangible assets. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the carrying costs of these intangible assets are $8.8 million at September 30, 2003. We are continuing to evaluate the allocation of the purchase price for the acquisition, including the segregation of separately identifiable intangible assets. We anticipate that this process will be completed by the end of 2003.


RESTRUCTURING AND RELATED CHARGES

    During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine Peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. As a result of the plan, restructuring and related charges of $16.4 million were recorded in our operating earnings for the nine months ended September 30, 2002. This restructuring was completed during 2002.


WAREHOUSE INVENTORY LOSS

    During the three months ended June 30, 2003, we sustained damage to our finished bioproducts inventory as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. At that time, we reduced our inventories by $7.5 million to reflect the estimated amount of product that was lost and recorded $1.0 million of other costs incurred as a result of the accident in other current assets as a receivable from our insurer. During the three months ended September 30, 2003, we reduced our estimate of the inventory loss by $0.2 million and recognized an additional $2.0 million in costs associated with the accident as an additional receivable in other current assets. Certain reduced profits and additional costs, such as production inefficiencies, additional freight and use of overtime are reflected in the results of operations during the nine months ended September 30, 2003. While we believe that these reduced profits and additional costs will be subject to insurance recovery, we are unable to estimate the ultimate recovery at this time. As of September 30, 2003, we have received $2.1 million from our insurer.


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

    As of September 30, 2003, cash and cash equivalents totaled $157.1 million. The funds were invested in short-term instruments, including A-1/P1 and A-2/P2 rated commercial paper, AAA and AA rated medium term notes, institutional money market funds, auction rate preferred securities and bank deposits.

     Cash provided by operations was $21.6 million and $27.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $5.5 million in 2003 from 2002 was generated principally by increases in operating earnings, net of non-cash items such as depreciation and amortization, offset by changes in operating assets and liabilities.

     Cash used in investing activities was $17.5 million and $50.6 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease of $33.1 million was driven primarily by the EBS acquisition of $35.8 million and the equity investment in Seattle Genetics, Inc. of $3.0 million during the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 included $1.1 million in proceeds from the sale of certain acquired assets as discussed above in Acquisitions. Capital expenditures for the nine months ended September 30, 2003 were $18.6 million in 2003 compared with $11.9 million in 2002. A significant portion of the capital spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements, as well as the construction of our Rochester, New York facility for the clinical scale manufacturing of human therapeutic proteins. During the three months ended September 30, 2003, we completed construction of the facility. Equipment installation and facility start-up and validation are currently under way.


    Cash used in financing activities was $22.4 million and $26.8 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease of $4.4 million was primarily driven by proceeds received from the exercise of stock options during the nine months ended September 30, 2003. While we are permitted to pay dividends to our common stockholders, we currently intend to utilize our resources to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

    At September 30, 2003, we had a $40.0 million revolving credit facility with a syndicate of banks which is available for general corporate purposes. The facility makes available to us $40.0 million of committed borrowings and carries fees of 0.35% on the amount of unborrowed principal under the credit agreement. As of September 30, 2003, there were no borrowings under this facility, which is scheduled to expire on January 31, 2004. We currently intend to renew or replace this committed facility.

    Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $84.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with the financial covenants included in the senior note agreement.

NEW ACCOUNTING PRONOUNCEMENTS

    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. We have applied the provisions of this statement as of July 1, 2003. The adoption of SFAS No. 149 has had no material impact on our financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that we classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no material impact on our financial position or results of operations.


MARKET RISK

     Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 55% of our revenues for the nine months ended September 30, 2003. We believe that we mitigate this risk by locating our manufacturing facilities so that a significant portion of our costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. We do not use these instruments for speculative purposes. We recorded a gain of $0.1 million in the statement of operations for the nine months ended September 30, 2003 from foreign currency contracts.

       As of September 30, 2003, cash and cash equivalents totaled $157.1 million. Of this amount, $63.9 million was denominated in Euros. The remainder, or $93.2 million, was primarily denominated in U.S. Dollars. Short-term debt was mainly comprised of our third installment of $28.0 million due March 30, 2004 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources" in this Report and $8.0 million of short-term debt held by our Chinese affiliate. We expect to refinance all of the debt held by our Chinese affiliate. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. Dollars.

Interest Rates

    Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $84.0 million 6.82% senior notes outstanding at September 30, 2003 mature evenly in installments of $28.0 million per year. Annual installment payments commenced March 30, 2002.

Foreign Currency Exposure

     We conduct business throughout the world. During the nine months ended September 30, 2003, we derived approximately 55% of our revenues from foreign operations, and these foreign operations generated income that offset net losses in our U.S. operations during the same nine month period. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in foreign exchange rates in Europe, Latin America, and Asia. The Euro and Argentine Peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. Our manufacturing and administrative operations for Latin America are located in Argentina. A significant part of our Latin American revenues are denominated in U.S. Dollars. Net foreign exchange losses from U.S. Dollar/Euro and U.S. Dollar/ Argentine Peso transactions were $0.2 million for the nine months ended September 30, 2003.

    Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of $0.1 million in the statement of operations for the nine months ended September 30, 2003 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

RISK FACTORS

    If any of the following risks actually occur, they could harm our business, financial condition, results of operations and or our cash flows.

IF WE FAIL TO DEVELOP PRODUCTS FOR THE HEALTH CARE AND BIOPRODUCTS MARKETS WE ARE TARGETING, THEN WE MAY NEVER ACHIEVE A RETURN ON OUR RESEARCH AND DEVELOPMENT EXPENDITURES OR REALIZE PRODUCT REVENUES FROM THESE MARKETS.

    A key element of our business strategy is to utilize our technologies for the development and delivery of new products to the Health Care market and new segments of the Bioproducts market. We intend to continue to invest significant amounts into research and development to develop products for these markets. The successful development of products is highly uncertain and is dependent on numerous factors, many of which are beyond our control, and may include the following:

o The product may be ineffective or have undesirable side effects in preliminary and commercial testing or, specifically in the Health Care area, in preclinical and clinical trials;

o The product may fail to receive necessary governmental and regulatory approvals, or the government may delay regulatory approvals significantly;

o The product may not be economically viable because of manufacturing costs or other factors;

o    The product may not gain acceptance in the marketplace; or

o The proprietary rights of others or competing products or technologies for the same application may preclude us from commercializing the product.

o Due to these factors we may never achieve a return on our research and development expenditures or realize product revenues from the Health Care and new Bioproducts markets that we are targeting.

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

    We do not currently possess the resources necessary to independently develop and commercialize products for all of the market opportunities that may result from our technologies. We intend to form strategic alliances with industry leaders in our target markets to gain access to funding for research and development, expertise in areas we lack and distribution channels. We may fail to enter into the necessary strategic alliances or fail to commercialize the products anticipated from the alliances. Our alliances could be harmed if:

o    We fail to meet our agreed upon research and development objectives;

o We disagree with our strategic partners over material terms of the alliances, such as intellectual property or manufacturing rights; or

o Our strategic partners become competitors or enter into agreements with our competitors.

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

    We have arrangements of various durations with our major customers and are routinely involved in discussions regarding the status of these relationships. These discussions may lead to extensions or new commercial arrangements, or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, our customer base will change over time as will the nature of our relationships with individual customers, including major customers. For example, we currently expect that decreased volume with Unilever N.V. will cause another buyer to qualify as one of our five largest customers for 2003.

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

    We expect to continue to operate in foreign countries and that our international sales will continue to account for a significant percentage of our revenues. As such, we are subject to certain risks arising from our international business operations that could be costly in terms of dollars spent, the diversion of management's time, and revenues and profits, including:

o Difficulties and costs associated with staffing and managing foreign operations;

o    Unexpected changes in regulatory requirements;

o Difficulties of compliance with a wide variety of foreign laws and regulations;

o    Changes in our international distribution network and direct sales forces;

o    Political trade restrictions and exchange controls;

o Political, social, or economic unrest including armed conflict and acts of terrorism;

o    Labor disputes including work stoppages, strikes and embargoes;

o    Inadequate and unreliable services and infrastructure;

o    Import or export licensing or permit requirements; and

o Greater risk on credit terms and long accounts receivable collection cycles in some foreign countries.

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, PARTICULARLY VOLATILE.


    The stock market from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices for securities of biotechnology companies, including ours, have been highly volatile in the period since our initial public offering in July 2000 and may continue to be highly volatile in the future. Our stock may be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

o Developments in our relationships with current or future strategic partners;

o    Conditions or trends in the biotechnology industry;

o Announcements of technological innovations or new products by us or our competitors;

o Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

o Developments in patent or other intellectual proprietary rights or announcements relating to these matters;

o Investor concern regarding the public acceptance of the safety of biotechnology products or announcements relating to these matters;

o Litigation or governmental proceedings or announcements relating to these matters;

o    Economic and other external factors or other disaster or crisis;

o    Future royalties from product sales, if any, by our licensees;

o    Sales of our common stock or other securities in the open market; and

o    Period-to-period fluctuations in our operating results.

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

    A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if product revenue declines or does not grow as we anticipate or non-product revenue declines due to the expiration or termination of strategic alliance agreements or the failure to obtain new agreements or grants, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

o The ability and willingness of strategic partners to commercialize products derived from our technology or containing our products on expected timelines;

o Our ability to successfully commercialize products developed independently and the rate of adoption of such products;

o Fluctuations in consumer demand for products containing our technologies or products, such as back to school sales of blue jeans and other denim products, resulting in an increase in the use of textile processing enzymes, and fluctuations in laundry detergent use due to promotional campaigns run by consumer products companies; and

o Fluctuations in geographic conditions including currency and other economic conditions such as economic crises in Latin America or Asia and increased energy and related transportation costs.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Nothing to report


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

        Nothing to report


ITEM 5. OTHER INFORMATION

        Nothing to report


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

        (10)   Material Contracts
               10.1   Letter agreement, dated February 11, 2003, between
                      Dow Corning Corporation and the Company

        (31)   Rule 13a-14(a)/15d-14(a) Certifications
               31.1   Rule 13a-14(a)/15d-14(a) Certifications

        (32)   Section 1350 Certifications
               32.1   Section 1350 Certifications

    B.  REPORTS ON FORM 8-K

        On July 31, 2003 the Company filed a Current Report on Form 8-K regarding its press release concerning financial results for the three months and six months ended June 30, 2003. The report included condensed financial statements and other financial information.

                                   SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GENENCOR INTERNATIONAL, INC.



November 12, 2003                       By: /s/ Raymond J. Land
---------------------------                 ------------------------------------
Date
                                        Raymond J. Land
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)





November 12, 2003                       By: /s/ Darryl L. Canfield
---------------------------                 ------------------------------------
Date
                                        Darryl L. Canfield
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

(10)    Material Contracts
        10.1  Letter agreement, dated February 11, 2003, between Dow Corning Corporation and the Company

(31)    Rule 13a-14(a)/15d-14(a) Certifications
        31.1  Rule 13a-14(a)/15d-14(a) Certifications

(32)    Section 1350 Certifications
        32.1  Section 1350 Certifications