Form 10-K
period 2003-12-31
GENENCOR INTERNATIONAL INC
filed 2004-03-12
CIK 1113099

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                  ------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(s), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

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

                                       [ ]

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                                 YES [X] NO [ ]

                                  ------------

     THE AGGREGATE MARKET VALUE (BASED UPON THE CLOSING PRICE ON THE NASDAQ STOCK MARKET ON JUNE 30, 2003) OF THE 8,538,837 SHARES OF VOTING STOCK HELD BY NON-AFFILIATES AS OF JUNE 30, 2003 WAS APPROXIMATELY $139,951,538.

     AS OF MARCH 5, 2004, THERE WERE 59,311,284 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT TO BE HELD ON MAY 27, 2004 HAVE BEEN INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12, 13 AND 14 OF THIS REPORT.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I.
  Item 1.   Business..............................................................................................     3
  Item 2.   Properties............................................................................................     21
  Item 3.   Legal Proceedings.....................................................................................     21
  Item 4.   Submission of Matters to a Vote of Security Holders...................................................     22

PART II.
  Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
               Purchases of Equity Securities.....................................................................     22
  Item 6.   Selected Financial Data...............................................................................     23
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................     24
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................     38
  Item 8.   Financial Statements and Supplementary Data...........................................................     40
  Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................     71
  Item 9A.  Controls and Procedures...............................................................................     71

PART III.
  Item 10.  Directors and Executive Officers of the Registrant....................................................     71
  Item 11.  Executive Compensation................................................................................     71
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........     72
  Item 13.  Certain Relationships and Related Transactions........................................................     72
  Item 14.  Principal Accountant Fees and Services................................................................     72

PART IV.
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................     72

SIGNATURES........................................................................................................     74
INDEX TO EXHIBITS.................................................................................................     75

     Unless otherwise specified, all references to the "Company," "we," "us," "our," and "ourselves" refer to Genencor International, Inc. or Genencor International, Inc. and its subsidiaries collectively, as appropriate in the context of the disclosure.

     This Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements concerning plans, objectives, goals, strategies, future events or performance and all other statements which are other than statements of historical fact, including without limitation, statements containing the words "believes," "anticipates," "expects," "estimates," "intends," "plans," "projects," "will," "may," "might," and words of a similar nature. The forward-looking statements contained in this Report reflect the Company's current beliefs and expectations on the date of this Report. Actual results, performance or outcomes may differ materially from those expressed in the forward-looking statements. Some of the important factors which, in the view of the Company, could cause actual results to differ from those expressed in the forward-looking statements are discussed in Items 1, 7, and 7A of this Report. The Company disclaims any obligation to update any forward-looking statement to reflect facts or circumstances after the date hereof.

PART I.

ITEM 1. BUSINESS

OVERVIEW AND CERTAIN RECENT DEVELOPMENTS

     We are a diversified biotechnology company that develops and delivers products and services for the industrial, consumer, and agri-processing markets, which we refer to as our Bioproducts segment. In addition, we are developing products for the health care market in our Health Care segment. Using an integrated set of technology platforms, including gene discovery and functional genomics, molecular evolution and design, and human immunology, we develop products that deliver innovative and sustainable solutions to many of the problems of everyday life.

     Our strategy is to apply our proven and proprietary technologies, manufacturing capabilities and resources to expand sales in our existing markets and to address new opportunities in both bioproducts and health care. Our product formulations contain enzymes that are used in applications as diverse as removing stubborn stains from clothing, converting corn starch to the sweetener used in many soft drinks and certain foods, and enhancing the nutritional value of grains for animal feed. We currently manufacture and market these products through our global supply chain of 15 global distribution locations on four continents, which includes eight manufacturing facilities. In addition, as described below, in 2003 we completed construction on an additional manufacturing facility designed to support and complement our health care efforts.

     We have a strong commitment to research as an essential component of our product development effort, and we are developing a number of other products independently as well as through collaborations. We focus our research and development activities in our technology platforms to discover, optimize, produce and deliver products to our target markets. An important part of our research and development effort is undertaken through third-party collaborations that contribute significant technology and other resources to the development and commercialization of products. We believe this aspect of our research and development effort will be important as we expand into health care and other new markets.

     In 2003, we filed 82 new and continuation in part utility patent applications in the United States Patent and Trademark Office. Of the new filings, 47 were directed primarily at technology in the bioproducts arena and 14 were directed primarily to technology in the health care field. The remaining 21 new filings were directed to basic technology relevant across all of Genencor's programs. In addition, as evidence of the emphasis we place on the protection of our intellectual property, we owned or controlled 46 patents granted by the U.S. Patent and Trademark Office and 20 patents granted from the European Patent Office in 2003.

     Our Bioproducts segment achieved a number of successes in 2003. For example, in April we announced that we had exceeded our project goal on our three-year, $17.0 million program to develop an economically-viable enzymatic process for converting biomass to ethanol. Specifically, pursuant to our contract with the U.S. Department of Energy's National Renewable Energy Laboratory (NREL), we utilized our integrated technology platforms to exceed the goal of a 10-fold improvement in the economics of using enzymes to break down biomass into fermentable sugars. These sugars are the raw materials necessary for future biorefineries to produce ethanol, organic chemicals and other biomaterials such as plastics. Expanding on our research in this area, we announced in September that Cargill Dow LLC had named us as its development partner to create advanced enzyme systems for a biomass project supported by the U.S. Department of Energy.

     Also on the Bioproducts front, we announced in July that our two-year collaboration to develop a commercially viable technology to eradicate infectious prions had been progressing favorably. The process developed by the United Kingdom's Health Protection Agency (HPA), formerly the Centre for Applied Microbiology & Research, uses a proprietary thermostable Genencor protease enzyme to destroy infectious prions that are now widely seen as the causative agent of Bovine Spongiform Encephalopathy (BSE), better known as mad cow disease and its human variant form, Creutzfelt-Jacob Disease. Along with HPA, we are currently seeking certification in the European Union (EU) of the process to enzymatically decontaminate surgical instruments.

     During 2003, we also made important advances in our Health Care segment. We advanced our targeted protein therapeutics program built upon our current capabilities in modifying, optimizing and manufacturing proteins, and we filed an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) for our Hepatitis B (HBV) immunotherapeutic vaccine candidate.

     In July, we announced that we had extended and modified certain terms of our collaboration with Seattle Genetics, Inc. in the area of targeted pro-drug cancer therapeutics. This agreement supports our internal program to apply our protein engineering capabilities to create lead molecules that target tumors posing significant unmet therapeutic needs.

     In 2003, we also completed construction of a facility for the manufacture of human therapeutic proteins for clinical trials next to the site of our existing manufacturing facility in Rochester, New York. Facility start-up and validation is currently under way and targeted for completion in early 2004 at which time manufacture of human therapeutic proteins can commence. The facility is designed to produce pharmaceutical grade materials for pre-clinical and clinical studies.

     We trace our history to 1982 when Genencor, Inc. was formed as a joint venture between Genentech, Inc. and Corning, Inc. In 1987, Eastman Kodak Company acquired a 25% interest in Genencor, Inc. Genencor International, Inc. was incorporated in Delaware in 1989 and commenced operations in 1990 when Cultor Ltd. and Eastman Kodak formed a joint venture in the industrial biotechnology area and acquired Genencor, Inc. In 1993, Eastman Kodak transferred its 50% interest in Genencor International, Inc. to Eastman Chemical Company. In 1999, Danisco A/S acquired Cultor Ltd., which is now known as Danisco Finland OY. After our initial public offering and continuing to the present, Eastman Chemical Company and its affiliates and Danisco and its affiliates each own in excess of 40% of our outstanding common stock as well as all of our outstanding preferred stock.

OUR MARKETED PRODUCTS

     In 2003, we recognized $362.1 million in product revenues through the sale of approximately 350 products and formulations in more than 80 countries. We can group most our existing products into general functional categories: enzymes that break down protein, enzymes that break down starch, enzymes that break down cellulose and an enzyme that breaks down guar based gums. These products are then marketed to the industrial, consumer and agri-processing markets through our direct sales organization and other distribution channels. Industrial and consumer market applications include cleaning and textile processing, as well as the emerging market of personal care. The agri-processing market applications include classes of enzymes utilized in the grain processing and food, feed and specialties areas.

INDUSTRIAL AND CONSUMER MARKETS

Cleaning Products

     Our cleaning products include protein degrading enzymes, such as proteases; starch degrading enzymes, such as amylases; and cellulose degrading enzymes, such as cellulases and a guar degrading mannanase enzyme. These products are formulated in granular, liquid, tablet and gel forms. Our commercially available cleaning products include:

     - Purafect: A family of high alkaline protease enzymes used in laundry and dishwashing products to clean stains and soils containing proteins, such as blood, grass, milk, gravy and tomato sauce;

     - Properase: A high alkaline protease enzyme available in a variety of formulations used in low temperature wash conditions to clean stains and soils containing proteins, such as blood, grass, egg, milk, gravy and tomato sauce;

     - Purastar: A series of amylase enzyme containing products used in laundry and dishwashing products to remove starch-based stains and soils, such as chocolate, gravy, baby food, rice and pasta;

     - Puradax: A high alkaline cellulase enzyme product used in laundry products to provide fabric care such as removing fuzz and pills and providing color brightening; and

     - Purabrite: A mannanase enzyme used to remove residues left by guar-containing food, such as ice cream, barbecue sauce, processed foods, and salad dressing, or personal care items, such as hair styling aids and make-up.

Textiles Products

     Our textiles products include cellulase, amylase and protease enzymes for applications such as denim finishing, biofinishing of cotton and cellulosics, and desizing and treatment of wool and silk. Additionally, we market catalase enzymes used to remove hydrogen peroxide during the textile dyeing process. These products are available in a variety of formulations, including liquid and granular forms, and at various concentrations useful under altered conditions, such as high or low temperature and high or low pH conditions. Our commercially available textiles products include:

     - IndiAge: A family of cellulase products used for denim finishing and processing of high-performance cellulosic fibers, such as lyocell;

     - Primafast: An acid cellulase used in the processing of high-performance cellulosic fibers, such as lyocell;

     - Optisize: A family of amylase products for low or high temperature desizing processes;

     - OxyGone: A family of catalase products used by fabric dyers to eliminate residual hydrogen peroxide in the dyeing process; and

     - Protex: A family of protease products used in denim processing and the treatment of wool and silk.

Personal Care Products

     We also currently market a high-performance protease used in Dawn Special Care, a hand dish care product sold by The Procter & Gamble Company offering skin-softening benefits to consumers.

AGRI-PROCESSING MARKETS

Grain Processing Products

     We market our grain processing products to customers who process agricultural raw materials such as barley, corn, wheat and soybeans to produce animal feed, food ingredients, industrial products, sweeteners and renewable fuels. Our grain processing products are used to make products as diverse as beer, sweeteners and fuel ethanol. Our commercially available grain processing products include:

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

Food, Feed and Specialties Products

     Our food, feed and specialties products are used in the food industry for such purposes as to improve baking, to process proteins more efficiently and to preserve foods. Additionally, we sell products to improve animal feed and pet food, to treat animal hides in the leather industry, to recover silver residue in photographic film processing, and to improve pulp and paper processing. Our commercially available food, feed and specialties products include:

     - Multifect, Protex, Laminex and Multifresh: A full product line of protease, beta-glucanase, cellulase and xylanase enzymes used for such diverse applications as brewing, contact lens cleaning, the production of potable alcohol, waste processing, protein processing and the production of pet food; and

     - OxyGO and Fermcolase: A line of catalase and glucose oxidase enzymes used in industrial and food processing.

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

Bioproducts

     We currently have numerous product development programs ongoing in the target markets associated with our Bioproducts segment.

Industrial and Consumer Markets

     Silicon Biotechnology. Our alliance with the Dow Corning Corporation seeks to combine the organizations' expertise in their respective fields of biotechnology and silicon chemistry to create a new, proprietary Silicon Biotechnology platform. Dow Corning and we plan to jointly commercialize products developed by the alliance. The alliance has filed important patent applications in three broad areas and established a business unit to pursue its biosensor market opportunities. Patent applications were filed in 2002 in three strategic areas that we expect to define the initial fields of alliance activity. The first is in biotransformations, where the tools of biotechnology are used to modify silicon to create new materials with unique attributes or to create new, more environmentally efficient processes for existing silicon-based materials. The second area covers delivery systems where silicon and biological materials are combined to deliver active ingredients for application in a wide spectrum of markets, such as cleaning, health care and personal care. The third area covers nano-scale systems for biosensing devices and performance materials. The alliance also established its first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food. The alliance is expected to pursue commercialization opportunities alone and in partnership with market leaders in these target markets.

     Personal Care. We are developing enzymes, repeat-sequence protein materials, and targeted and other peptides for incorporation into products for the personal care markets of skin care, oral care, and hair care. As part of the path to market, we have developed scaleable production processes and completed initial toxicology and safety testing on six product candidates. Our materials are under evaluation by selected key customer candidates.

     Polymer Intermediates. The chemical industry currently manufactures a polyester intermediate, 1,3 propanediol, using a chemical process. Propanediol is a critical component of a high-performance polyester, Sorona, which E.I. du Pont de Nemours and Company (DuPont) has announced plans to commercialize. The potential benefits of Sorona include improved fit and comfort, softness of touch, dyeability, resilience, and stretch recovery. This polyester has potential applications in textiles and engineering thermoplastics. It is anticipated that its most significant uses will be for making apparel, upholstery, home fashions and carpets. Together with our strategic partner, DuPont, we have developed a novel biological process for the production of 1,3 propanediol that we believe will be less expensive than the current chemical process. The commercial process is being developed by DuPont.

     Repeat Sequence Protein Polymers. We have an exclusive license agreement with Protein Polymer Technologies, Inc. for use of its proprietary protein polymer design and production technology to develop novel biomaterials for non-medical applications. We believe this technology and intellectual property combined with our expertise in gene expression and molecular evolution and design may lead to the development of biomaterials including high-performance fibers, electronic chips, optical switches and other materials.

     Ascorbic Acid. Together with Eastman Chemical Company, we intend to commercialize an advanced process for the production of ascorbic acid, or vitamin C, from glucose. We believe our biotechnology-driven process can deliver the world's lowest cost ascorbic acid production process as it eliminates several steps from the traditional chemical synthesis and are currently evaluating this opportunity.

     Prion Infectivity. In August 2001, we announced an exclusive collaboration with the predecessor of HPA to develop technology to eliminate prions, the infectious agent thought to cause mad cow disease as well as the human form of that disease, and our research and development activities are continuing. The collaboration is primarily focused on developing an enzyme-based method for treating surgical equipment, rendered animal material and blood products to eliminate prion infectivity. Though incineration and high caustic treatments of infected material have shown some degree of prion inactivation, these conditions are not suitable for general applications due to incompatability with most materials and worker safety issues. Published results of our work have shown our proprietary enzymes can decrease immunoreactive prion particles under user-friendly conditions consistent with enzyme applications. In vivo studies are under way to confirm decreased infectivity of protease treated prion contaminated material.

     Other new products in development in the industrial and consumer markets include a new proprietary protease engineered for improved performance in dish care products, an oxidase enzyme used in the fabric care market, a novel enzyme acting on synthetic fibers and clothes for improved fabric care and manufacturing, a novel amylase which simplifies the starch conversion process, and a new enzyme targeting the feed, brewing and protein processing sectors.

     Agri-processing

     Biomass Conversion to Ethanol. The agricultural industry produces a vast amount of waste product known as biomass. Currently, the agricultural industry cannot economically convert biomass on a large scale to useful chemicals such as ethanol. In 2000, we were awarded a three-year $17.0 million partial matching funds contract by the NREL to continue our efforts in developing a low cost enzyme system for the economic conversion of biomass to ethanol. In April of 2003, we announced we had exceeded our project goal of using our integrated technology platforms to deliver a 10-fold improvement in the economics of breaking down biomass into fermentable sugars. We are continuing our efforts in this area, including through our work on Cargill Dow's biomass project.

     Bioingredients for Use in the Food Industry. In October 2000, we entered a four-year minimum term research and development agreement with Danisco A/S, one of the world's leading food ingredients companies. Our first product resulting from this collaboration has moved from the development stage to the commercialization stage and is targeted for launch later in 2004. Activities relating to further project selection, evaluation and initiation continue under terms of the agreement.

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

Health Care

     In 2001, we commenced implementation of our health care business strategy. Since this is a recent initiative for us, our product pipeline is not as mature as in the bioproducts area. We expect to continue investing in internal research programs, external collaborations and other strategic investments in order to increase our development pipeline. We have focused our efforts in two major areas: immunotherapeutics and targeted biotherapeutics.

     Immunotherapeutics. One of our principal areas of focus has been the development of a therapeutic vaccine for the treatment of chronic Hepatitis B infection, a disease that is poorly treated with available therapeutics, and we filed an IND with the FDA in December 2003 to test our deoxyribonucleic acid
(DNA) polyepitope candidate. In a parallel product development path, we advanced development of a heterologous boost that may be used in conjunction with the DNA polyepitope prime vaccine. We also progressed into late research a lead DNA polyepitope therapeutic vaccine candidate for treatment of infection by Human Papilloma virus (HPV). We believe that we are making several key scientific contributions in this new field, including our i-mune assay, which can play a central role in helping to appropriately up-regulate the immune system and enhance a cytotoxic T lymphoctye (CTL) response. An important aspect of our business strategy has been to form strategic collaborations during the initial discovery phase before entering vaccine candidates into clinical trials.
As therapeutic vaccines represent a new class of drugs, the business path forward to commercialization of these products is not certain, and we continue to evaluate our alternatives in this regard. We have a strategic alliance with Epimmune Inc. that we believe enhances our vaccine platform.

This alliance includes an exclusive license to Epimmune's epitope and PADRE technologies and related intellectual property rights for vaccines to treat Hepatitis B, Hepatitis C and Human Papilloma virus. We have also taken an equity stake in Epimmune.

     Targeted Biotherapeutics. We believe the protein therapeutics market is growing significantly, and we have identified opportunities to use our molecular biology, immunology, protein engineering and manufacturing skills to address key problems typically associated with protein therapeutics and to discover and develop new protein therapeutics.

     We are leveraging our key capabilities and technologies in an important area of focus, protein drug discovery. In one program, we are using our expertise in exploiting natural and synthetic diversity to develop new methods for targeting therapeutics to cancer cells as opposed to healthy cells. For example, pursuant to our agreement with Seattle Genetics, we are developing tumor-targeted enzymes that convert relatively non-toxic prodrugs into cytotoxic drugs. The enzyme is concentrated specifically at the tumor site through either an antibody or a novel protein that targets a specific antigen expressed on the tumor cells. The catalytic activity of the enzyme then leads to a significantly increased concentration of the cytotoxic moiety and increased cell death at the tumor site. In a second research program, we are exploiting our expertise in targeting, protein expression and protein engineering for the development of new drugs for inflammatory diseases and other non-cancer indications.

     We are also exploring opportunities to leverage our expertise in protein expression and manufacturing for production of protein therapeutics. We believe that our history of process design and manufacturing will enable us to produce therapeutic proteins at cost structures that are lower than the norm for the biopharmaceutical industry. We completed construction and have made substantial progress in the start up and validation of a clinical manufacturing facility designed to satisfy the FDA's current Good Manufacturing Practice (cGMP) regulations in order to meet the needs of our health care drug discovery portfolio and to provide strategic partnering opportunities.

     Another area of activity is protein-engineering services for the pharmaceutical industry, which addresses problems ranging from immunogenicity to pharmacokinetics. For example, using our i-mune assay, we can identify epitopes in a protein that may be responsible for initiating an immune response. Then through protein engineering, these problematic epitopes can be modified, thereby the risk of an adverse immune response can be greatly reduced prior to human testing. We are applying such approaches to internal programs and are developing collaborations to apply these approaches to existing drugs and lead compounds in development by third parties. For example, we have signed agreements with a pharmaceutical company to evaluate that company's proprietary molecules using the i-mune assay.

RESEARCH AND DEVELOPMENT

     We have a strong commitment to research as an essential component of our product development effort. Technology developed in collaborations with third parties, as well as technologies licensed from third parties, are also important sources of potential products for us.

     We have developed several related technology platforms that we apply in an integrated approach we call i-biotech to the discovery, optimization, production and delivery of our products. Our technology platforms supported the development of current commercial products, and we believe that application of these technology platforms may also generate new product candidates in our target markets. Our technology platforms include:

Gene Discovery and Functional Genomics

     Gene discovery is a series of techniques used to identify diverse genes whose encoded proteins are capable of solving customer needs or treating a target disease. We identify genes either on the basis of their sequence or on the basis of the function of their encoded protein products. With this information, we identify and develop potential products. Identifying genes of interest can start with the analysis of genes found in diverse culture collections, analysis of genes that are expressed under differentially defined conditions or direct analysis of the proteins expressed in a cell or culture. We apply all three approaches to gene discovery.

     First our internal culture and gene collection allows us to access individual microorganisms, microbial consortia, and genes representing a wide range of environmental niches. In combination with our extensive academic and governmental research collaborations, we can access biodiversity from environments ranging from Antarctic ice floes to the Soda Lakes of Kenya. As an example of our efforts in this area, we are the sole industrial partner of a EU funded program on microbial discovery. Included as non-industrial partners in the collaboration are the Chinese Academy of Sciences; University of Seville, Spain; University of Leicester, United Kingdom; and University of the Western Cape, South Africa.

     Second, analysis of gene expression via transcriptional profiling using microarrays allows us to identify genes that may be transiently or differentially expressed under different growth conditions. Using these approaches in combination with our bacterial and fungal genome databases, we have identified key genes that are important for protein expression or regulation of gene expression during fermentation and production. As part of our NREL funded program to convert biomass to ethanol, for example, we employed fungal arrayed transcriptional analysis to identify novel genes expressed during high-level protein production in our Trichoderma fungal host system. In addition, this methodology has led to the discovery of previously unknown genes, which when combined with our high-level expression technology is enabling us to test new catalysts in our target markets.

     As a third approach to gene discovery, we use our state of the art fully integrated proteomics capability to isolate and identify proteins of interest. Our proprietary two-dimensional protein analysis systems allow us to identify proteins that are differentially expressed during cell culture growth cycles. Using automated handling systems and high-resolution mass spectrometer analysis, we can rapidly identify the proteins of interest against any proteins in either our proprietary or the publicly available genomic databases. By applying these same tools to our protein therapeutics area, for example, we have been able to identify potential target proteins for controlling inflammatory responses. In addition, we are utilizing our core mass spectrometer group to directly identify peptides active in biological systems.

Molecular Evolution and Design

     Molecular evolution and design is the process or set of tools by which we accelerate the natural evolutionary process in order to engineer or optimize gene products for their intended use, including industrial and consumer market applications as well as second-generation biopharmaceutical candidates. Using integrated tools for assay development, library generation, and robotic sample handling, we can rapidly develop and screen diversity libraries for activities or gene expression. These technologies are being applied to ongoing internal projects, including, for example, our personal care, cancer therapeutics, and biomass conversion projects.

     In nature, evolution occurs at a very slow rate. We accelerate the evolutionary process to engineer and evolve, or optimize, the function of the protein we identify in the discovery process. We optimize a gene by changing or mutating its DNA sequence to produce a variant protein with a modified function. This process is known as mutagenesis. We alter proteins at a single site, at multiple sites or randomly over the entire length of the protein sequence. We employ several state of the art chemical and enzymatic methods for mutating the DNA sequence of genes. We insert these altered genes into our proprietary host production organisms so that we can screen the variant proteins they produce for the identification of product leads.

     Generally, we can evaluate the properties of variant proteins generated through single and multiple site mutation using high-throughput screening. When we randomly mutate living organisms over the entire length of the protein sequence, the number of protein variants becomes too large to be screened efficiently. One approach we use to evaluate these variants is through selection. In this approach, we make the survival of the host organism dependent upon its production of an improved protein variant. The organisms that produce improved protein variants survive. We then evaluate the surviving organisms using high throughput screens to determine which variant is best. In a second approach, we apply our protein engineering skills to design focus sets of variants that can be rapidly evaluated for improved properties. We have applied these evolution techniques along with a proprietary screening methodology to develop both new enzyme products and evolved production hosts with improved efficiency for production of commercial enzyme products.

     In the case where the desired product is a small molecule or a chemical produced by a metabolic pathway, optimization of the organism may require the simultaneous modification of a larger number of proteins in the pathway. Since conventional mutagenesis techniques target one, or at most a few genes, of an organism at one time, these techniques are not appropriate for creating and evaluating such a large number of variants simultaneously. We have developed Mutator Technology to address this shortcoming. Using this approach, we can simultaneously modify hundreds of genes in a host production organism and use selection to derive the best host candidate in order to produce these desired small molecules or chemicals.

Human Immunology

     The potential for human allergic response limits the application of some engineered enzymes in the health care, agri-processing and industrial and consumer markets. To address this limitation, we have developed our human immunology, or i-mune, platform. This platform centers on an assay that determines the human immune response to proteins.

     The human immune system is an extraordinary defense mechanism capable of rapidly responding to invading pathogens and other foreign molecules. Our i-mune assay recreates the first steps of the human immune response in an automated assay format. We take a target protein and divide it into a series of small, easily synthesized pieces. Using our assay, we determine if the protein contains any pieces capable of causing an immune response. We then use the tools of our molecular evolution and design platform to modulate the response. We have shown that we can decrease the allergenic potential of specific proteases and have in vivo evidence that the in vitro assay accurately predicts human allergenic results.

     Using this tool, we can determine allergenic risk and reduce it without human testing. Previously we have applied this technique to the evaluation of a known allergen in food, Brazil nut protein, and the Bacillus thuringensis (Bt) insecticidal proteins Cry1Aa and Cry3Ab. The i-mune assay correctly identified Brazil nut 2S storage protein as a potential allergen while indicating that the Bt insecticidal proteins were of lower immune potential. This result is consistent with the published information regarding the relative immunogenicity of these three proteins. In a recent publication in collaboraton with researchers at the University of Campus Bio-Medico, in Rome, Italy, we have been able to identify a key epitope region in beta-interferon, a protein pharmaceutical used in the treatment of multiple sclerosis.

     We believe the human immunology platform will allow us to determine the allergenic potential of proteins, including those of therapeutic value, to recommend ways to reduce their allergenic potential and, using our molecular evolution and design platform, to develop new materials with reduced allergenic response profiles without human testing. We believe these technology platforms may potentially lead to products in our target markets.

Biomaterial Production Systems

     The term "biomaterial" refers to all three classes of products we develop and manufacture: traditional biocatalysts, chemicals produced through biological routes and novel biological materials, such as repeat sequence proteins or biosensors. A key element of our i-biotech approach is the concurrent application of our biomaterial production systems platform with our other technology platforms. Biomaterial production systems consist of host production organisms that we have adapted to accept genes from other organisms, or foreign genes, and produce the proteins encoded by these foreign genes together with a proprietary process for growing our host production organisms, which we refer to as our proprietary fermentation processes. We grow, or ferment, our host production organisms under controlled conditions, allowing these organisms to grow, divide and efficiently produce optimized proteins. We have developed numerous host production organisms backed by patented technology and process know-how.

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

     Our approach to metabolic pathway engineering, referred to as DesignPath, is the integration of a variety of tools including genomics and functional genomics. We begin with the known metabolic pathways of our host production organisms and then reconstruct the pathways based upon our analysis. Then we add new genes, identified through our gene discovery and functional genomics platform and optimized through our molecular evolution and design platform. The 1,3 propanediol research program with DuPont, and our ongoing collaboration with Dow Corning Corporation for the development of silicon-based biotechnology reaffirm our belief in the commercial viability of producing biomaterials that compete with existing chemical processes. Additionally, we are applying these tools to develop more efficient production hosts by designing strains that have better carbon utilization and less by-product formation during the fermentation cycle. These programs integrate our discovery technologies into a powerful solution to improve expression levels of products and the utilization of raw materials.

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

STRATEGIC ALLIANCES

         A key part of our strategy has been and we expect will continue to be forming strategic alliances with industry leaders in our target markets. In forming commercial alliances, we seek partners that share our desire and commitment to grow, hold or have access to significant market share in the target market and are willing to fund or participate in research and development efforts. We also fund external alliances to access, apply and develop technologies that are strategic to our target markets. Some of our key strategic alliances are as follows:

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

         Our alliance with The Procter & Gamble Company is based currently upon two principal agreements. First, we are party to a master collaboration agreement, dated October 31, 2003. This agreement expires on October 31, 2006. This agreement provides a framework for cooperation in numerous areas as mutually agreed, particularly laundry and cleaning products. We have terminated by mutual agreement a commercialization agreement, dated April 25, 2000, relating to the development of proteins with reduced allergic potential for skin-care products. Second, in November 2001, we announced the signing of a five-year worldwide supply contract with The Procter & Gamble Company to provide protease enzymes for laundry and dish detergents. The contract extends our two decade long relationship and further solidifies our position with respect to the innovation and commercialization of protease enzymes for liquid and dry formulation.

         Epimmune Inc. In July 2001, we acquired a 10% equity stake in Epimmune Inc. We also entered into a 30-month collaboration with Epimmune focused on the development of therapeutic vaccines for oncogenic viruses, including research funding and milestone payments. We later agreed to extend the term of the collaboration to September 2004, additionally, we exclusively licensed certain Epimmune technologies and related intellectual property rights on a worldwide basis for the development of vaccines to treat or prevent Hepatitis C, Hepatitis B (HBV) and Human Papilloma virus (HPV). In December 2001, we increased our equity stake in Epimmune and made our first milestone payment. In January 2002, the alliance announced the identification of an EpiGene clinical product candidate for the lead program in the collaboration, a therapeutic hepatitis B vaccine. In 2003 this candidate was optimized, preclinically tested, and manufactured according to cGMP. In December 2003, we submitted an IND to the FDA and in January 2004 this IND became effective.

         Dow Corning Corporation. In October 2001, we entered into an agreement with Dow Corning Corporation seeking to combine our expertise in biotechnology with Dow Corning's expertise in silicon chemistry. The program is attempting to develop unique materials combining the inorganic and biological worlds and to address customer needs in markets we serve today as well as create opportunities in the nanotechnology, photonics and electronics markets. To date the companies have explored product opportunities in markets both companies serve and anticipate that the alliance will see some of its first successes through the introduction of new, biologically mediated silicon-based products for the life sciences, personal care, cleaning and textiles markets. We have achieved certain milestones, and the alliance has established its first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food.

         Seattle Genetics, Inc. In January 2002, we formed a collaboration with Seattle Genetics, Inc. to discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. In July 2003, we paid Seattle Genetics an extension fee and extended the agreement for two additional years under modified terms. Under terms of the amended agreement, we have a nonexclusive license to Seattle Genetics's proprietary antibody-directed enzyme prodrug therapy (ADEPT) technology for multiple targets, and each company may independently develop products utilizing the other party's applicable technology. We expect to continue accessing Seattle Genetics's novel prodrug program in support of our health care development efforts. Seattle Genetics may continue its research and development efforts of its lead ADEPT molecule, SGN-17/19, without further funding from Genencor.

         E.I. du Pont de Nemours and Company. On September 1, 1995, we entered into a collaborative research and development agreement with DuPont to develop and commercialize biologically derived 1,3 propanediol, a key intermediate for the production of a high-performance polyester. Under the terms of this agreement, we have received research and development funding and milestone payments. In June 2002, we successfully completed the final phase of the collaboration achieving the milestones for yield and productivity of 1,3 propanediol. If commercialization by DuPont proves effective, we will earn royalties on product sales.

         Danisco A/S. In October 2000, we entered into a four-year minimum term research and development agreement with Danisco A/S, one of the world's leading food ingredients companies. The collaboration is directed at the development and production of innovative biotechnology derived products for use in the food industry. The first joint project target is nearing commercialization. A joint business and technical team to identify opportunities was initiated in the third quarter of 2003 and additional projects are under evaluation.

         Cargill Dow. In September 2003, Cargill Dow chose us to be its partner to create advanced enzyme systems for a biomass project supported by the U.S. Department of Energy. This project builds on our previous work in this with NREL to develop enabling enzyme systems essential for the enzymatic conversion of biomass to ethanol, and we expect this project to be a significant step toward advancing the biorefinery concept.

RESEARCH EXPENSES

         A major portion of our operating expenses has been related to the research and development of products. During the years ended December 31, 2003, 2002, and 2001, our total research and development expenses were $72.5 million, $70.2 million and $60.1 million, respectively. Of these expenses, an estimated $13.1 million, $15.4 million and $11.4 million, respectively, represent total expenses incurred in conjunction with research collaborations partially funded by our various partners.

         Our research and development efforts have been a primary source of our products and represent an essential component of our business strategy. As of December 31, 2003, we had 230 employees involved full-time in our research and development efforts, 75 of whom hold Ph.D. degrees and one of whom holds an M.D. degree.

COMPETITION

         We face significant competition in the industrial, consumer and agri-processing markets in which we currently compete. As we develop products for the health care market and new sectors of the agri-processing, industrial and consumer markets, we face a host of new competitors, including, for example, biotechnology and pharmaceutical companies.

         In the industrial and consumer markets, some competitors may have a stronger market position and greater financial resources than we do. Specifically, in cleaning enzymes, we believe that Novozymes A/S, our largest competitor, may have more product offerings and a greater market share than we do. In food and feed enzymes, we believe that DSM N.V. and Novozymes A/S have greater market shares and more product offerings than we do.

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

Competition in our current and target markets is primarily driven by:

-        The ability to establish and maintain long-term customer relationships;
- Ability to develop, maintain and protect proprietary products and technologies;
-        Technology advances that lead to better products;
-        Product performance, price, features and reliability;
-        Timing of product introductions;
-        Manufacturing, sales and distribution capabilities;

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

PROPRIETARY RIGHTS

         The protection of our proprietary technologies and products is important to the success of our business. We rely on a combination of patents, licenses, trade secrets and trademarks to establish and protect our proprietary rights in our technologies and products. As of December 31, 2003, our worldwide intellectual property portfolio included 487 issued U.S. patents and 352 pending U.S. patent applications. Our intellectual property portfolio includes rights in technologies including specific bioproducts and health care products and methods of use, production technology, and technology covering research tools such as high-throughput gene discovery, molecular evolution, immunological screens and metabolic pathway engineering.

         Despite our existing portfolio, we may not be able to obtain the patents or licenses to technologies that we will need to develop products for our target markets. Patents may be issued that would block our ability to obtain patents or to operate our business. In addition, patents have a limited duration. Generally, patents issued in the United States have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995. Patents issued in the United States from applications submitted on or after June 8, 1995 have a term of 20 years from the date of filing of the application. Patents in most other countries have a term of 20 years from the date of filing the patent application. Patent applications are usually not published until 18 months after they are filed. The publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months. As a result, there may be patent applications or scientific discoveries of which we are not currently aware.

RAW MATERIALS

         The raw materials that we use are commercially available products from a number of independent sources. More than 65% of them based on total raw material expenditures have alternate sources of supply, with the remaining supply base being commercially available and interchangeable.

MANUFACTURING AND SUPPLY CAPABILITIES

         We have a global supply chain consisting of 15 distribution locations around the globe, which include eight Bioproducts manufacturing facilities on four continents. Our supply organization has a proven capability to meet customer demands. This involves quality certification, such as ISO 9001:2000, multi-site product qualification, delivery capabilities and special custom supply requirements. We strive to produce materials in locations and with processes that allow us to minimize manufacturing and distribution costs, inventory and capital investment. We also have completed construction of our ninth manufacturing facility, to support and complement our health care efforts.

TRADEMARKS

         The following are our trademarks: GENENCOR, GENENCOR INTERNATIONAL, LOWGEN, INDIAGE, PRIMAFAST, OPTISIZE, PURAFECT, PROPERASE, PURASTAR, PURADAX, PURABRITE, SPEZYME, G-ZYME, OPTIDEX, DISTILLASE, OPTIMAX, FERMENZYME, GENSWEET, OPTIMALT, CLARASE, MULTIFECT, MULTIFRESH, FERMCOLASE, LAMINEX, OXYGO, I-MUNE, I-BIOTECH, MUTATOR TECHNOLOGY, DESIGNPATH, DESTIGEN, OXYGONE, PROTEX and ENZOGUARD. SILICON BIOTECHNOLOGY is a trademark of the Dow Corning Corporation and us. The following trademarks are owned by the individual companies:
SORONA (E. I. du Pont de Nemours and Company);

DAWN SPECIAL CARE, TIDE and ARIEL (The Procter & Gamble Company); PADRE and EPIGENE (Epimmune Inc.); ADEPT (Seattle Genetics, Inc.).

MAJOR CUSTOMERS

         Our five largest customers collectively accounted for approximately 53% of our 2003 product revenues, with our largest customer, The Procter & Gamble Company, accounting for more than 35% of such revenues. Our five largest customers in 2003 were Broin Group; Cargill, Incorporated; Danisco Animal Nutrition - the feed ingredients business unit of Danisco A/S, which was formerly known as Finnfeeds; The Procter & Gamble Company; and Reckitt Benckiser, plc.

GEOGRAPHICAL AND PRODUCT CLASS INFORMATION

         The financial information concerning geographical areas and product class revenues set forth in Note 13 of the financial statements contained in
Item 8 is incorporated herein by reference.

REGULATORY ENVIRONMENT

Product Regulation - Bioproducts

         Regulatory agencies regulate our products according to their intended use. The FDA regulates food, feed, cosmetic and pharmaceutical products based on their application. The FDA and the U.S. Environmental Protection Agency (EPA) regulate non-drug biologically derived products. The U.S. Department of Agriculture regulates plant, plant pest and animal products. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction or the jurisdiction of other regulatory agencies. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process and range from three months to three years.

         The European regulatory process for biologically derived products has undergone significant change in the recent past, as the EU attempts to replace national regulatory procedures with a consistent EU regulatory standard. Some national regulatory oversight remains. Regulation of enzymes used as processing aids is currently through such national oversight; however, the EU Commission is presently drafting regulations covering all food use enzymes at the EU level.

         Regulatory review of our products in Pacific Rim and Asian countries having approval or registration processes ranges from three months to two years. Currently, enzymes used in food require approval in Japan, Korea and Australia/New Zealand, and registrations in several other countries. Certain Asian countries and some countries in Latin America rely on United States and European product registrations.

Product Regulation - Health Care

         In the United States, all phases of the development and commercialization of pharmaceuticals are regulated primarily under federal law and subject to rigorous FDA review and approval processes. Before a pharmaceutical candidate can be tested in humans, it must be studied in laboratory experiments and in animals to provide data to support its potential safety, and supplies must be produced under the FDA's cGMP regulations for clinical trials. These data are submitted to the FDA in an IND for review and authorization to test the pharmaceutical product in humans. Only after the FDA finds the IND to be acceptable, can a company commence with clinical trials in humans designed to demonstrate that a pharmaceutical product is safe and effective for its intended use.

         These clinical trials are subject to extensive regulations, are very expensive and usually take many years. These studies are divided into three separate phases. In Phase 1, studies are conducted with a relatively small number of healthy human subjects or patients to assess the safety of the product, dose tolerance, pharmacokinetics, metabolism, distribution and excretion. In Phase 2, the product is given to a limited target patient population to further assess safety and to begin to assess efficacy and dose safety. If the results of these first two phases are favorable, then Phase 3 studies are conducted in the target patient population with a number of subjects large enough to statistically establish safety and efficacy of the product. Concurrent to the clinical development, the company needs to also generate data on the manufacture and controls of the pharmaceutical product. Upon the successful completion of Phase 3 and demonstration of the ability to produce the product under cGMP conditions, a New Drug Application (NDA) or a Biologics License Application (BLA) is submitted to the FDA. The clinical and manufacturing information submitted with the application is reviewed by the FDA, which will approve the product for marketing if it judges that, pursuant to current regulations, the data contained in the application support the safety and efficacy claims and the manufacturing and controls data demonstrate the quality, purity, safety and identity of the product. On average, it takes the FDA six to twelve months to review and approve an NDA or BLA. Significant changes in manufacturing and controls of the product or additional labeling claims pursued after approval for the initial application is obtained will require submission of additional data to the FDA for review and approval.

         Regulatory procedures for licensing drug products in Europe are comparable to those in the United States. Biologic products are reviewed through a centralized procedure that leads to a single license for the entire EU. In addition, each product must receive individual pricing approvals before it can be marketed.

Environmental Regulation

         We are subject to national, state, and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for resulting damages. We do not expect that compliance with the environmental regulations to which we are subject will have a material effect on our capital expenditures, earnings or competitive position.

Genetically Modified Microorganisms

         Genetically modified microorganisms and products derived from these organisms are regulated in many countries around the world. In the United States, we voluntarily comply with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules at all of our research and development facilities. We also comply with the EPA's regulation of intergeneric microorganisms under the Toxic Substances Control Act. We design our production organisms and processes to comply with regulatory principles and practices in both manufacturing and commercial venues regardless of the location. By using production organisms that are classified as Good Industrial Large Scale Practice or Biosafety Class I organisms, we are able to maximize environmental and employee safety while minimizing regulatory concerns. Through this strategy, we have been successful in gaining regulatory clearance to use our genetically modified microorganisms in our factories in the United States, Belgium and Finland and in our research facilities in the United States and the Netherlands.

Compliance

         To be able to commercialize our products around the world, we must ensure that they are safe and suitable for their intended use and meet applicable regulatory requirements. Their manufacture also must comply with all existing regulations at our manufacturing sites. In order to meet this need, we have an experienced internal regulatory and safety department that is involved in projects from the earliest stage.

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

EMPLOYEES

         As of December 31, 2003, we had 1,245 active employees in our consolidated entities, including 94 with Ph.D. degrees and two with M.D. degrees. We plan to expand our research and development and business operations and hire additional staff as we expand our technology and market opportunities and establish new strategic alliances and customer relationships. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our United States employees were represented by a labor union as of December 31, 2003. Employees at several of our foreign locations are covered by collective labor agreements, including employees in Argentina, Belgium, Finland, France, Germany and the Netherlands. We strive to maintain strong working relationships with all the employee representatives.

WEBSITE ACCESS TO REPORTS

         Through our Internet website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). Our website address is www.genencor.com, and these Reports can be accessed through the Investor Relations section of our website. By including our website address in this Annual Report on Form 10-K, we do not intend to include or incorporate by reference the information on our website into this Annual Report on Form 10-K, and under no circumstances shall such information be deemed to be included in or incorporated by reference into this Annual Report on Form 10-K.

RISK FACTORS

         Biotechnology and especially the development of products for the health care market are areas of intense competition and high risk. While we believe that our business is unique in its history and areas of focus, significant risk factors, including those described below could harm our business, financial condition, and/or results of operations.

IF WE FAIL TO DEVELOP PRODUCTS FOR THE HEALTH CARE AND BIOPRODUCTS MARKETS, WE MAY NOT ACHIEVE A RETURN ON OUR RESEARCH AND DEVELOPMENT EXPENDITURES OR REALIZE PRODUCT REVENUES FROM THESE MARKETS.

         A key element of our business strategy is to utilize our technologies for the development and delivery of new products to the health care market and new sectors of the bioproducts market. We intend to continue to invest heavily in research and development to develop products for these markets. The successful development of these products, especially those in the health care market, is highly uncertain and is dependent on numerous factors, many of which are beyond our control, and may include the following:

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

IF WE FAIL TO ENTER INTO STRATEGIC ALLIANCES WITH PARTNERS IN OUR TARGET MARKETS OR FAIL TO INDEPENDENTLY RAISE ADDITIONAL CAPITAL, WE WILL NOT HAVE THE RESOURCES NECESSARY TO CAPITALIZE ON ALL OF THE MARKET OPPORTUNITIES AVAILABLE TO US.

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

         Our largest selling family of products, protein degrading enzymes, or proteases, accounted for approximately 48% of our 2003 product revenues. If the demand for proteases decreases or alternative proteases render our products noncompetitive, our revenues could significantly decline.

         In addition, our five largest customers collectively accounted for approximately 53% of our 2003 product revenues, with our largest customer, The Procter & Gamble Company, accounting for more than 35% of such revenues. Our five largest customers in 2003 were Broin Group; Cargill, Incorporated; Danisco Animal Nutrition - the feed ingredients business unit of Danisco A/S; The Procter & Gamble Company; and Reckitt Benckiser, plc. Any one of these customers may reduce their level of business with us. Should any of our largest customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

         We have arrangements of various durations with our major customers and are routinely involved in discussions regarding the status of these relationships. These discussions may lead to extensions or new commercial arrangements, or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, we expect that our customer base will continue to change over time as will the nature of our relationships with individual customers, including major customers.

WE INTEND TO ACQUIRE BUSINESSES, TECHNOLOGIES AND PRODUCTS; HOWEVER, WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS AND WE MAY INCUR COSTS THAT COULD SIGNIFICANTLY NEGATIVELY IMPACT OUR PROFITABILITY.

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

IF WE ARE UNABLE TO SECURE OR MAINTAIN ADEQUATE INTELLECTUAL PROPERTY PROTECTION OR BECOME INVOLVED IN AN INTELLECTUAL PROPERTY DISPUTE, IT COULD SIGNIFICANTLY HARM OUR FINANCIAL RESULTS AND ABILITY TO COMPETE.

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

         If a third party successfully claims an intellectual property right to technology we use, it may force us to discontinue an important product or product line, alter our products and processes, pay license fees, pay damages for past infringement or cease certain activities. Under these circumstances, we may attempt to obtain a license to this intellectual property; however, we may not be able to do so on commercially reasonable terms, or at all. In addition, regardless of the validity of such a claim, its mere existence may affect the willingness of one or more customers to use or continue to use our products and, thereby, materially impair our business.

         Those companies with which we have entered or may enter into strategic alliances encounter similar risks and uncertainties with respect to their intellectual property. To the extent that any such alliance companies suffer a loss or impairment of their respective technologies, we may suffer a corresponding loss or impairment that may materially and adversely affect our investments.

         Also, our patent portfolio includes patents that are nearing the end of their period of protection. While we do not expect to experience a material adverse effect related to patent expirations in the near term, the expiration of patents may submit us to new competition and price pressures that may lead to a significant loss of product revenue.

FOREIGN CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL CONDITIONS IN FOREIGN COUNTRIES COULD CAUSE OUR REVENUES AND PROFITS TO DECLINE.

         In 2003, we derived approximately 55% of our product revenues from our foreign operations. Our foreign operations generate sales and incur expenses in local currency. As a result, we are exposed to market risk related to unpredictable interest rates and foreign currency exchange rate fluctuations. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. Dollar and the currencies in which we do business could cause our revenues and profits to decline.

         Product revenues denominated in Euros account for approximately 37% of total product revenues in 2003, and the fluctuations in the currency exchange rate against the U.S. Dollar can have a significant impact on our reported product revenues.

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

         After our initial public offering and continuing to the present, Eastman Chemical Company and Danisco A/S and their affiliates, which we refer to as our majority stockholders, each own in excess of 40% of our outstanding common stock. Moreover, pursuant to a Stockholder Agreement, as amended, among Eastman, Danisco and us, each of our majority stockholders also has the right to nominate three of our ten directors. The majority stockholders will therefore have the ability, in the event they act together, to control fundamental corporate transactions requiring stockholder approval, including the election of our directors, the approval of merger transactions involving us, and the sale of all or substantially all of our assets or other business combination transactions. The concentration of ownership of our common stock may have the effect of either delaying or preventing a change to our control favored by our other stockholders or accelerating or approving a change to our control opposed by our other stockholders. In addition, the majority stockholders' control over our management could create conflicts of interest between the majority stockholders and us with respect to the allocation of corporate opportunities and between the majority stockholders and other stockholders.

IF STOCKHOLDERS SELL LARGE NUMBERS OF SHARES OF OUR COMMON STOCK, OUR STOCK PRICE COULD DECLINE.

         The market price of our common stock could decline as a result of sales of our stock into the public market or the perception that these sales could occur. Our two majority stockholders, for example, hold more than 80% of our common stock, and all of these shares are subject to registration rights. In addition, we have a significant number of stock options outstanding with our officers, directors and employees pursuant to our 2002 Omnibus Incentive Plan, approved by our stockholders in May 2002, and its predecessor plan.

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

         We also have incurred significant infrequently occurring charges within given quarters, such as those incurred in conjunction with restructuring activities and recognized investment income/expense from available-for-sale marketable securities.

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

IF WE ARE SUBJECT TO COSTLY ENVIRONMENTAL LIABILITY DUE TO THE USE OF HAZARDOUS MATERIALS IN OUR BUSINESS, OUR PROFITS COULD DECLINE.

         Our research and development processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Our operations also generate potentially hazardous waste. We cannot eliminate entirely the risk of contamination or the discharge of hazardous materials and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Third parties may sue us for any injury or contamination resulting from our use or the third party's use of these materials. Any accident could partially or completely shut down our research and manufacturing facilities and operations. In addition, if we are required to comply with any additional applicable environmental laws and regulations, we may incur additional costs, and any such current or future environmental regulations may impair our research, development or production efforts.

ITEM 2. PROPERTIES

         We lease or own 30 facilities throughout the world. Our nine global manufacturing facilities (eight currently serve our Bioproducts segment and one has been constructed to serve our Health Care segment), which are located in Cedar Rapids, Iowa; Rochester, New York; Beloit, Wisconsin; Hanko and Jamsankoski, Finland; Brugge, Belgium; Jiangsu Province, China and Province De Cordoba, Argentina, represent approximately four million liters of fermentation capacity and provide the base for our 15 global distribution centers. We also have 14 administrative and sales offices included in the 30 facilities. We lease our principal offices located in 154,783, 43,944, and 29,000 square feet of space in Palo Alto, California, Rochester, New York, and Leiden, the Netherlands, respectively. Each site serves both of our business segments. The leases for these facilities expire in 2017, 2009 and 2019, respectively. We believe that our facilities are in good operating condition and that all real property owned or leased is adequate for all present and near term uses.

         Information concerning each of our manufacturing facilities is as follows:

                SITE                                OWNERSHIP              BUSINESS SEGMENT
--------------------------------------        -----------------------      ----------------
CEDAR RAPIDS                                          Owned                   Bioproducts
Genencor International, Inc.
Cedar Rapids, Iowa

HANKO                                                 Owned                   Bioproducts
Genencor International OY
Hanko, Finland

BRUGGE                                                Owned                   Bioproducts
Genencor International BVBA
Brugge, Belgium

JAMSANKOSKI                                           Owned                   Bioproducts
Genencor International OY
Jamsankoski, Finland

ARROYITO                                              Owned                   Bioproducts
Genencor International Argentina, S.A.
Prv. De Cordoba, Argentina

ROCHESTER CENTER FOR DEVELOPMENT              Leased, 50 year term,           Bioproducts
AND COMMERCIALIZATION                         expiring 2040, with
Genencor International, Inc.                  right to purchase for
Rochester, New York                           $1.00

ROCHESTER THERAPEUTIC PRODUCTION              Building owned, on same         Health Care
CENTER                                        leased land parcel as
Genencor International, Inc.                  Rochester Center for
Rochester, New York                           Development and
                                              Commercialization

BELOIT                                                Owned                   Bioproducts
Genencor International Wisconsin, Inc.
Beloit, Wisconsin

WUXI                                          Governmental land use           Bioproducts
Genencor (Wuxi) Bio-Products Co., Ltd.        rights to use land
Jiangsu Province, P.R. of China

ITEM 3. LEGAL PROCEEDINGS

         As of the date of this Report, we are not engaged in any legal proceeding that we believe will have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is traded on the Nasdaq Stock Market under the symbol "GCOR." The following table sets forth the high and low sale prices per share of common stock, as reported on the Nasdaq Stock Market, during the periods indicated.

                                                                    Price
                                                             -------------------
                                                              High         Low
Year ended December 31, 2002:
     First Quarter.......................................    $16.34       $ 9.54

     Second Quarter......................................    $12.10       $ 8.30

     Third Quarter.......................................    $12.43       $ 6.74

     Fourth Quarter......................................    $12.40       $ 7.88

Year ended December 31, 2003:

     First Quarter.......................................    $12.45       $ 8.37

     Second Quarter......................................    $17.00       $10.02

     Third Quarter.......................................    $17.49       $14.46

     Fourth Quarter......................................    $16.60       $14.22

         The number of shares of our common stock outstanding as of March 5, 2004 was 59,311,284. As of such date there were approximately 5,700 holders of our common stock. Our two largest stockholders, Eastman Chemical Company and Danisco A/S, owned 50,000,000 shares of our common stock.

         We did not pay any dividends on our common stock in 2002 or 2003. While we are permitted to pay dividends, we currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future.

         We had outstanding promissory notes of $14.6 million at December 31, 2001. This amount related to the exercise of stock options and purchase of restricted shares by our executive officers during April 2000. In November 2001, we allowed our executive officers to surrender 349,910 vested, restricted shares to us at a value of $5.6 million, to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, the executive officers surrendered 1,429,864 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and accrued interest on their obligations under these notes. We hold the surrendered shares as treasury shares.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. We derived the statement of operations and balance sheet data for the five-year period ended December 31, 2003 from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

                                                         2003           2002          2001           2000         1999
                                                      -----------    -----------   -----------   -----------  -----------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues:
  Product revenue................................     $   362,143    $   329,337   $   311,110   $   300,978  $   305,637
  Fees and royalty revenues......................          21,019         20,741        14,908        15,252       10,965
                                                      -----------    -----------   -----------   -----------  -----------
  Total revenues.................................         383,162        350,078       326,018       316,230      316,602
Operating expenses:
  Cost of products sold..........................         207,483        186,383       172,986       172,265      176,756
  Research and development.......................          72,534         70,190        60,103        50,858       43,955
  Sales, marketing and business development......          33,735         33,027        28,845        27,539       24,564
  General and administrative.....................          33,559         34,635        29,913        25,818       22,984
  Amortization of intangible assets..............           5,682          5,563         9,966        10,478       10,032
  Restructuring and related charges..............              --         16,427            --            --        7,500
  Other (income)/expense.........................          (2,081)        (3,409)         (507)       (2,391)        (845)
                                                      -----------    -----------   -----------   -----------  -----------
  Total operating expenses.......................         350,912        342,816       301,306       284,567      284,946
                                                      -----------    -----------   -----------   -----------  -----------
Operating income.................................          32,250          7,262        24,712        31,663       31,656
Non operating expenses/(income):
  Investment expense/(income)....................           1,018          1,500            --       (16,577)          --
  Interest expense...............................           6,667          8,587        10,433        10,474       10,487
  Interest income................................          (3,960)        (5,207)      (10,069)       (7,752)        (750)
                                                      -----------    -----------   -----------   -----------  -----------
  Total non operating expenses/(income)..........           3,725          4,880           364       (13,855)       9,737
                                                      -----------    -----------   -----------   -----------  -----------
Income before income taxes.......................          28,525          2,382        24,348        45,518       21,919
Provision for/(benefit from)income taxes.........           5,717         (3,415)        6,574        14,108        5,294
                                                      -----------    -----------   -----------   -----------  -----------
  Net income.....................................     $    22,808    $     5,797   $    17,774   $    31,410  $    16,625
                                                      ===========    ===========   ===========   ===========  ===========
  Net income available/(loss applicable) to
    holders of common stock......................     $    15,533    $    (1,478)  $    10,499   $    24,135  $     9,350
                                                      ===========    ===========   ===========   ===========  ===========
Earnings/(loss) per common share:
    Basic........................................     $      0.26    $     (0.02)  $      0.18   $      0.44  $      0.19
                                                      ===========    ===========   ===========   ===========  ===========
    Diluted......................................     $      0.26    $     (0.02)  $      0.17   $      0.42  $      0.19
                                                      ===========    ===========   ===========   ===========  ===========
  Weighted average common shares:
    Basic........................................          58,767         59,257        59,888        54,504       50,000
                                                      ===========    ===========   ===========   ===========  ===========
    Diluted......................................          60,680         59,575        61,069        56,855       50,000
                                                      ===========    ===========   ===========   ===========  ===========

                                                                                   DECEMBER 31,
                                                      -------------------------------------------------------------------
                                                          2003          2002           2001         2000         1999
                                                      -----------    -----------   -----------   -----------  -----------
                                                                              (AMOUNTS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents........................     $   166,551    $   169,001   $   215,023   $   200,591  $    39,331
Working capital..................................         223,044        203,043       233,511       248,236       82,414
Total assets.....................................         712,422        654,922       648,998       642,932      499,300
Total long-term debt and capital leases..........          65,308         90,887       117,735       150,215      146,080
Total liabilities................................         199,735        216,915       240,767       238,706      246,239
Redeemable preferred stock.......................         177,025        169,750       162,475       155,200      147,925
Total stockholders' equity.......................         335,662        268,257       245,756       249,026      105,136

A number of items impact the comparability of the selected consolidated financial data:

- In 2003, we sustained damage to our finished bioproducts inventory of as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. Through December 31, 2003, we recorded $12.7 million in other current assets as a receivable from our insurer representing the estimated cost of lost inventory and other certain costs. We also received cash payments of $4.9 million from our insurer in 2003.

- In 2002, we implemented a plan to restructure our supply infrastructure which included our manufacturing facilities in Elkhart, Indiana and Argentina, which resulted in restructuring and related charges of $16.4 million. This plan was completed in 2002.

-        In 2002, we acquired Genencor International Wisconsin, Inc.
         formerly known as Enzyme Bio-Systems Ltd. (EBS) for $35.8 million. We also acquired the brewing and enzyme business of Rhodia Food UK Limited for $8.9 million.

- In 2002, our executive officers surrendered 1.4 million restricted shares with a value $10.77 per share to eliminate all stock-related loans.

- In 2002, we paid our first of five annual installments of $28.0 million on long-term debt on March 30.

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

- In 1999, we implemented a plan to restructure our manufacturing facility in Belgium. This plan was completed in the first quarter of 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Report. In addition to disclosing results for the years ended December 31, 2003 and 2002 that are determined in accordance with United States' Generally Accepted Accounting Principles ("GAAP"), the Company also discloses non-GAAP financial measures that exclude the effects of restructuring and related charges recorded in the 2002 period on consolidated net income available to common stockholders and diluted earnings per share and on the operating income of its Bioproducts segment. The Company is presenting non-GAAP financial measures excluding the effects of the restructuring and related charges because the Company believes it is useful for investors in assessing the Company's financial results compared to the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, the Company has presented the most directly comparable financial measure calculated in accordance with GAAP and has provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with GAAP.

EXECUTIVE SUMMARY

         Leveraging over twenty years of experience, we use our molecular technologies to develop products and deliver services for varied markets, some on a global basis. Since our research and commercial expertise and competencies are at the molecular level we can produce products and deliver services to many different types of industries. Our current revenues result primarily from the sale of enzyme products as ingredients or processing aids to the cleaning, textiles, sweeteners, fuel ethanol and food, feed and specialties markets, and from research funding, fees and royalties. In 2003, we expended $45.7 million on our Bioproducts research and development programs. In addition to developing products for our current Bioproduct markets, we are now involved in Bioproduct research projects and programs that are directed toward providing new products and services in the emerging fields of biomaterials, biochemicals and nanotechnology. Furthermore, we expended $26.8 million in 2003 on our health care programs. We believe that this diversification of our research and development expenditures will increase the probability of achieving success in our commercial portfolio and result in increased value for our stockholders.

         In 2003, we achieved several accomplishments, including record product revenues, impressive growth in our Bioproducts segment and improved financial performance. In addition, we focused and advanced our Health Care segment. We believe our financial strength and discipline allows us to be more selective in business collaborations, provides funds for business growth and provides a cushion against unfavorable financial events.

     For the year ended December 31, 2003, total revenues increased by 9% to $383.2 million, compared to $350.1 million in 2002. Product revenues were $362.1 million, compared to $329.3 million for the same period in 2002. Fees and royalty revenues were $21.0 million in 2003 as compared to $20.7 million in the prior year. Net income available to common stockholders was $15.5 million, or $0.26 per diluted share, for the year ended December 31, 2003, compared to a 2002 net loss applicable to common stockholders of $1.5 million, or $0.02 per diluted share. The 2002 results were impacted by restructuring and related charges of $16.4 million, or $10.3 million on an after-tax basis. Without those charges, we would have reported net income available to common stockholders of $8.9 million or $0.15 per diluted share for the year ended December 31, 2002. For 2003, we generated $32.3 million in operating income and $37.7 million in cash flow from operations. We ended 2003 with $166.6 million in cash, even after investing over $200.0 million in research and development and paying down $56.0 million on our senior notes over the past three years.

     Our Bioproducts segment continued its steady growth in 2003, setting company revenue records. With the successful integration of the brewing and enzyme business of Rhodia Food UK Limited, which was acquired at the end of 2002, sales growth in 2003 was fueled largely by the food, feed and specialties markets. We also experienced U.S. Dollar expansion in nearly all sectors. Driven primarily by the strength of the Euro, the impact of foreign currency translation increased our product revenues by 7%. We currently manufacture our products at eight manufacturing facilities, which are located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China, United Kingdom and Argentina and through other distribution channels in selected markets and geographies. In total, we derived approximately 55% of our revenues from our foreign operations, while in 2002 and 2001 these revenues were approximately 50%. As discussed in
Item 1 of this Report, our Bioproducts revenues were heavily influenced by activities with our major customers, particularly The Procter & Gamble Company. In total, sales to our five largest customers represented approximately 53% of our product revenues in 2003.

     With a focus on future growth in our Bioproducts segment, we extended our long-standing collaborative relationship with The Procter & Gamble Company for the continued creation of innovative new products primarily for the cleaning industry. Also, in the specialties market, our scientists, working closely with the HPA, continued development of a promising enzymatic process to inactivate prions, the causative agent for mad cow disease. Furthermore, in 2003, the demand for fuel ethanol continued to grow, and we believe we are well positioned to provide innovative new products for this expanding market. We also remain very encouraged by the progress being made in the emerging growth opportunities of our Bioproducts segment, including personal care, biomaterials, Silicon Biotechnology, and biomass conversion.

     As more completely discussed under the heading "Warehouse Inventory Loss" in this Item 7, we sustained damage to our finished bioproducts inventory in the second quarter of 2003 as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. However, we do not expect to sustain a net financial loss as a result of the accident.

     In 2003, our Health Care segment successfully achieved two key objectives, filing its first IND with the FDA to enable Phase I clinical testing of its HBV immunotherapeutic product candidate and completing construction of its cGMP facility in Rochester, New York. During the past year, we focused our Health Care research and development programs to further concentrate on the core competencies of protein engineering and targeting. With the objective of creating a targeted biotherapeutics pipeline to address unmet medical needs, our Heath Care segment also continues to evaluate appropriate in-licensing opportunities in development-stage molecules that would supplement and complement its internal pipeline.

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

Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method, which means that our investment in those entities is adjusted at each balance sheet date to reflect capital contributions made, dividends received and our respective share of such affiliate's earnings or losses. All other investments in affiliates, which are not material to our financial statements, are carried at cost. In the normal course of business, we engage in transactions among our affiliated entities. These intercompany transactions are eliminated in our consolidated financial statements. All of our investments are in operating or corporate holding companies, some of which may qualify under the definition of variable interest entities as defined in Financial Accounting Standards Board Interpretation No. 46R "Consolidation of Variable Interest Entities." While we have no material investments in variable interest entities, all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

Revenue Recognition

     Our revenues consist of product revenues and fees and royalty revenues. Fees and royalty revenues consist primarily of funded research, technology and license fees and royalties. Our revenues are heavily influenced by business with our major customers. Please refer to the discussion of major customers included in Item 1 of this Report.

     Product Revenue

          Revenue from product sales is recognized upon shipment to customers. We can group our existing products into three general categories: enzymes that break down protein, enzymes that break down starch and enzymes that break down cellulose.

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

Investments In Equity Securities

     We hold minority interests in equity securities of certain publicly traded and privately held companies having operations or technology within our strategic area of focus. While we are selective in making such investments, once we have obtained the securities, we are at risk for fluctuations in their fair market value. If these securities experience declines in value which we consider to be other than temporary, we will record an impairment charge to the extent of that decline in value. Poor operating results experienced by these entities or adverse changes in market conditions in the future may cause losses or an inability to recover our carrying value of these investments. In 2003 we recorded an investment loss of $1.0 million as a result of such circumstances.

Long-Lived Assets

     Our long-lived assets consist primarily of property, plant and equipment, goodwill, and other intangible assets. Other intangible assets primarily include patents, licenses, technology, and customer lists. Investments in long-lived assets are initially recorded at acquisition cost. We recognize depreciation on all property, plant and equipment, except land, using the straight-line method over the estimated useful lives of the assets, which range from 3-40 years. We also amortize our other intangible assets, except technology, on a straight-line basis over estimated lives of 5-20 years. Land, goodwill and technology are considered to have indefinite useful lives and are therefore not subject to depreciation or amortization. At least annually, we evaluate whether the remaining useful lives of our depreciable and amortizable assets are appropriate. Changes in these useful lives can result in either increases or decreases in the amount of depreciation and amortization expense recorded in our statement of operations, reflecting shorter or longer lives, respectively.

     In addition, we regularly assess all of our long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.

     Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. While we believe the long-lived asset amounts recorded in our balance sheet are properly stated as of December 31, 2003, as we make future assessments of the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges.

Defined Benefit Pension and Post-Retirement Plans

     As part of our overall employee benefits program, we have defined benefit pension plans and a defined benefit postretirement plan. The assets, liabilities and related expense of these plans are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, rates of increase of health care costs, rates future compensation increases and other assumptions inherent in these valuations. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We annually review the assumptions underlying the actuarial calculations and makes changes to these assumptions as necessary.

Stock-Based Compensation

     The Genencor International, Inc. 2002 Omnibus Incentive Plan (the OI Plan) became effective on May 30, 2002 upon approval by the stockholders at our Annual Meeting of Stockholders. Employees, outside directors, consultants, advisors and independent contractors retained by us are eligible to participate in the OI Plan. The OI Plan allows for the grant, at not less than 100% of the market value as of the date of grant, of non-qualified and incentive stock options to purchase the Company's common stock and stock appreciation rights (SARs), based on the underlying value of the our common stock. The OI Plan also allows for the grant of restricted and unrestricted stock awards, performance shares (stock or stock-based awards contingent upon attaining performance objectives) or performance units (units valued by reference to chosen criteria). Under the terms of the OI Plan, the Company has the ability to grant awards representing up to 6.8 million shares of common stock. In addition, any shares remaining, or shares that become available under the predecessor plan will be available for grant of awards under the OI Plan. Generally, stock options and SARs vest and become exercisable, ratably over a three-year period and expire 10 years from their grant date. Restrictions, if any, on stock awards generally expire at the end of a three-year period.

     We use the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and have no current plans to convert to the fair value method. Under the intrinsic value method, no compensation expense is recorded for grants of stock-based awards when the grants have an exercise price equal to the fair market value of our common stock at the date of grant. Should the exercise price be below the fair market value on the date of grant, we record this difference as a component of stockholders' equity and amortize it as a charge to operations over the vesting period of the stock-based award. For more information regarding our stock-based awards, including pro forma disclosures of compensation expense had we employed the fair value method under SFAS No. 123 "Accounting for Stock-Based

Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition Disclosure," please refer to Note 11 - Employee Benefit Plans included within Item 8 of this Report.

Income Taxes

     The provision for/(benefit from) income taxes included within our statement of operations is based upon pretax financial accounting income/(loss) and is calculated using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for/(benefit from) income taxes. Various internal and external factors may have favorable or unfavorable effects on our future consolidated effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing laws or regulations, future acquisitions or mergers, future levels of research and development spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. Furthermore, we operate within multiple taxing jurisdictions and are subject to audit by regulatory authorities in these jurisdictions. These tax audits can involve complex issues, which may require an extended period of time to resolve. We believe that we have appropriately calculated our provision for/(benefit from) income taxes in light of these uncertainties.

     Our practice is to reinvest the earnings of our foreign subsidiaries into operations. Deferred income taxes have not been provided on these earnings, as we do not plan to initiate any action that would require the payment of related U.S. income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

SUMMARY OF RESULTS

     In 2003, we reported net income available to common stockholders of $15.5 million, or $0.26 per diluted share, compared to a net loss applicable to common stockholders of $1.5 million, or a loss of $0.02 per diluted share for 2002. During the year ended December 31, 2002, we recorded restructuring and related charges of $16.4 million, or $10.3 million on an after-tax basis. Before these charges, we would have reported net income available to common stockholders of $8.9 million, or $0.15 per diluted share for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2003 and 2002

     Revenues. Total revenues for the year ended December 31, 2003 increased $33.1 million, or 9%, to $383.2 million from the year ended December 31, 2002, due to an increase in product revenues and fees and royalty revenues.

     Product Revenues. Product revenues for the year ended December 31, 2003 increased $32.8 million, or 10%, to $362.1 million from the year ended December 31, 2002. For the year ended December 31, 2003, unit volume/mix grew 7% along with a positive currency impact of 7%, while average prices fell 4%. The volume/mix increase was primarily driven by increased sales to our food, feed and specialties markets. Also, we had increased volume/mix sales to our cleaning, fuel ethanol, sweetener and textiles markets.

     Regionally, North American product revenues for the year ended December 31, 2003 decreased $3.8 million, or 2%, to $152.9 million from the year ended December 31, 2002, driven primarily by decreased sales to our sweetener, cleaning and textiles markets, partially offset by increased sales to our fuel ethanol and food, feed and specialties markets. Product revenues in Europe, Africa and the Middle East for the year ended December 31, 2003 increased $28.7 million, or 24%, to $146.8 million from the year ended December 31, 2002, driven primarily by increased sales to our food, feed and specialties, cleaning, sweetener and textiles markets, partially offset by decreased sales to our fuel ethanol market. Our product revenues for the year ended December 31, 2003 in Latin America increased $1.3 million, or 10%, to $14.2 million from the year ended December 31, 2002, due primarily to increased sales to our sweeteners, food, feed and specialties and textiles markets, partially offset by decreased sales to our cleaning market. Product revenues in the Asia Pacific region for the year ended December 31, 2003 increased $6.6 million, or 16%, to $48.2 million from the year ended December 31, 2002, driven primarily by increased sales to our cleaning, textiles, sweetener, food, feed and specialties and fuel ethanol markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $0.3 million, or 1%, to $21.0 million for the year ended December 31, 2003 from the year ended December 31, 2002.

     Funded research revenues decreased $0.1 million, or 1%, to $19.4 million for the year ended December 31, 2003 from the year ended December 31, 2002. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations decreased $0.9 million, or 24%, to $2.8 million for the year ended December 31, 2003 from the year ended December 31, 2002, primarily due to completion of our initial agreement with the NREL to develop improvements in the enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers increased $0.8 million, or 5%, to $16.6 million for the year ended December 31, 2003 from the year ended December 31, 2002, primarily driven by funding from our strategic alliance with the Dow Corning Corporation.

     Royalty revenues are based on the sales of customers' products produced using our technology. These royalties increased $0.3 million, or 27%, to 1.4 million for the year ended December 31, 2003 from the year ended December 31, 2002.

     License fees for the year ended December 31, 2003 increased $0.1 million, to $0.2 million from the year ended December 31, 2002. These fees are related to the sale of rights to third parties for the use of our technology and patents to manufacture products.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $21.1 million, or 11%, to $207.5 million for the year ended December 31, 2003 from the year ended December 30, 2002. Our expanded sales volume/mix increased costs by $13.5 million, along with increases of $13.7 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases were partially offset by lower unit production costs of $6.1 million.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $11.7 million, or 8%, to $154.6 million for the year ended December 31, 2003 from the year ended December 31, 2002. This increase in gross profit was primarily driven by a $9.7 million favorable impact of the weaker U.S. Dollar against foreign currencies, primarily the Euro, lower unit production costs of $6.1 million and the sales volume/mix increase of 7%. These increases were partially offset by the 4% decline in average selling prices. As a result of these factors however, gross margin on product revenue decreased to 42.7% for the year ended December 31, 2003 from 43.4% for the year ended December 31, 2002, primarily driven by the impact of lower average selling prices.

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $2.3 million, or 3%, to $72.5 million for the year ended December 31, 2003 from the year ended December 31, 2002, due primarily to an increase in personnel-related costs, including salaries, benefits, travel expenses and other costs of $5.0 million and facilities expense of $0.5 million, partially offset by a decrease in incentive compensation costs of $0.5 million, outside services costs of $2.5 million and supply costs of $0.3 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $2.3 million, or 15%, to $13.1 million for the year ended December 31, 2003 from the year ended December 31, 2002.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $0.7 million, or 2%, to $33.7 million for the year ended December 31, 2003 from the year ended December 31, 2002, due primarily to increased personnel-related costs, including salaries, benefits and travel expenses of $0.8 million and other expenses that totaled $1.2 million, partially offset by a decrease in incentive compensation costs of $1.3 million.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses decreased $1.0 million, or 3%, to $33.6 million for the year ended December 31, 2003 from the year ended December 31, 2002 due primarily to decreased outside service costs of $2.4 million, incentive compensation costs of $0.9 million and advertising and promotions costs of $0.5 million, partially offset by a increase in personnel-related costs, including salaries, benefits, and travel expenses of $2.7 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting primarily of patents, licenses and customer lists, on a straight-line basis over their estimated useful lives. Amortization expense increased $0.1 million, or 2%, to $5.7 million for the year ended December 31, 2003 from the year ended December 31, 2002 due primarily to the purchase of intangible assets on December 31, 2002, discussed below under the heading "Acquisition," partially offset by certain assets becoming fully amortized during 2003.

     Other Income and Expense. Other income and expense relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the year ended December 31, 2003 decreased $1.3 million, or 38%, to $2.1 million from the year ended December 31, 2002, primarily due to a decrease in the Argentine Peso and Euro-driven foreign currency transaction gains of $2.7 million from 2002, partially offset by a net gain of $1.9 million on settlement of certain commercial matters with a customer in 2003.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock on the date we granted the options.

     On June 6, 2003, we granted 46,500 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the date of grant. Deferred compensation expense of $0.7 million was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the awards.

     On November 6, 2002, we granted 75,000 shares of restricted common stock to our chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the date of grant. Deferred compensation expense of $0.8 million was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

     In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the year ended December 31, 2003 was $0.4 million. For the year ended December 31, 2002, these awards resulted in an expense of $3.2 million, which included the acceleration of deferred compensation expense related to elimination of all stock-related loans resulting from the surrender to us of approximately 1.4 million restricted shares by certain executive officers.

     In total, amortization of deferred stock-based compensation expense was $0.8 million and $3.7 million in 2003 and 2002, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                              2003       2002
                                                              ----       ----
Cost of products sold..................................    $       -   $     0.4
Research and development...............................          0.3         0.7
Sales, marketing and business development..............          0.1         1.3
General and administrative.............................          0.4         1.3
                                                           ---------   ---------
Total amortization of deferred compensation expense....    $     0.8   $     3.7
                                                           =========   =========

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million for the year ended December 31, 2003, as a result of our assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. For the year ended December 31, 2002 we recorded an investment loss of $1.5 million, resulting from an impairment loss on certain preferred stock.

     Interest Income. Interest income decreased $1.2 million, or 23%, to $4.0 million for the year ended December 31, 2003 from the year ended December 31, 2002 due mainly to lower interest rates associated with U.S. Dollar and the Euro.

     Income Taxes. The effective income tax rate for the year ended December 31, 2003 was a 20% tax expense, compared to a 143% tax benefit for the year ended December 31, 2002. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, other operating expense increases and other items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the year ended December 31, 2003 includes the effect of estimated valuation allowances on certain U.S. tax credits. The effective rate for the year ended December 31, 2002 was driven by estimated annual tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. The rate for the year ended December 31, 2002 also included the effect of the restructuring and related charges. The tax benefit related to these restructuring and related charges was approximately $6.1 million for the year ended December 31, 2002.

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

     Regionally, North American product revenues for the year ended December 31, 2002 increased $9.3 million, or 6%, to $156.7 million from the year ended December 31, 2001, driven primarily by increased sales to our grain processing markets, partially offset by decreased sales to a major customer. Product revenues in Europe, Africa and the Middle East for the year ended December 31, 2002 increased $9.6 million, or 9%, to $118.1 million from the year ended December 31, 2001, driven primarily by increased sales to a major customer and increased sales to our grain processing markets, partially offset by decreased sales to our cleaning and fabric care markets. Our product revenues for the year ended December 31, 2002 in Latin America declined $6.1 million, or 32%, to $12.9 million from the year ended December 31, 2001, due primarily to decreased sales to our cleaning and fabric care markets, partially offset by increased sales to a major customer and increased sales to our grain processing markets. Product revenues in the Asia Pacific region for the year ended December 31, 2002 increased $5.4 million, or 15%, to $41.6 million from the year ended December 31, 2001, driven primarily by increased sales to our grain processing markets and increased sales to our textiles markets.

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

     Royalties for the year ended December 31, 2002 increased $0.2 million, or 22%, to $1.1 million from the year ended December 31, 2001.

     License fees for the year ended December 31, 2002 decreased $1.7 million, or 94%, to $0.1 million from the year ended December 31, 2001. The 2001 fees related to the sale of rights to a third party for the use of our technology and patents to manufacture products.

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

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $4.8 million, or 3%, to $142.9 million for the year ended December 31, 2002 from the year ended December 31, 2001. This overall increase was caused by significant product revenue related factors including an 8% increase in volume/mix being processed through our plants, partially offset by an average price decline of 2%. This net increase in gross profit was also driven by a $5.2 million increase due to the impact of the weaker U.S. Dollar against foreign currencies. As a result of these factors, however, gross margin on product revenue decreased to 43.4% in 2002 from 44.4% in 2001, primarily driven by operating both Elkhart, Indiana and Beloit, Wisconsin facilities since the acquisition. Production ceased at our Elkhart, Indiana facility in September 2002.

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

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $4.2 million, or 15%, to $33.0 million for the year ended December 31, 2002 from the year ended December 31, 2001, due primarily to increased personnel-related costs, including salaries, benefits and travel expenses, of $3.3 million, incentive compensation costs of $0.8 million, employee programs of $0.3 million, partially offset by a decrease in outside services of $0.3 million.

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

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting primarily of patents, licenses and customer lists, on a straight-line basis over their estimated useful lives. Amortization expense decreased $4.4 million, or 44%, to $5.6 million for the year ended December 31, 2002 from the year ended December 31, 2001 due primarily to the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Other Income and Expense. Other income and expense relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the year ended December 31, 2002 increased $2.9 million to $3.4 million from the year ended December 31, 2001 due primarily to an increase in foreign currency transaction gains.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock on the date we granted the options. In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the year ended December 31, 2002 was $3.2 million, which included the acceleration of certain amortization as discussed under the heading " Related Party Transactions," and for the year ended December 31, 2001 was $2.0 million.

     On November 6, 2002, we granted 75,000 shares of restricted common stock to our chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the date of grant. Deferred compensation expense of $0.8 million was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

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

     In total, amortization of deferred stock-based compensation expense was $3.7 million and $3.3 million in 2002 and 2001, respectively, and was reported in our Consolidated Statement of Operations as follows (in millions):

                                                              2002        2001
                                                              ----        ----
Cost of products sold..................................    $     0.4   $     0.3
Research and development...............................          0.7         1.0
Sales, marketing and business development..............          1.3         1.1
General and administrative.............................          1.3         0.9
                                                           ---------   ---------
Total amortization of deferred compensation expense....    $     3.7   $     3.3
                                                           =========   =========

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

     Income Taxes. The effective income tax rate for the year ended December 31, 2002 was a 143% tax benefit, compared to a 27% tax expense for the year ended December 31, 2001. The effective rate for the year ended December 31, 2002 was driven by estimated tax benefits from operating losses in high tax jurisdictions, partially offset by taxes on operating income generated in low tax jurisdictions. Factors that affect our estimated annual effective income tax rate include increased research and development expenditures in the United States, the statutory in come tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, amortization of certain intangible assets, other operating expense increases, other items which are not deductible for tax purposes, and research and development tax credits. The rate also included the effect of the restructuring and related charges. The tax benefit related to these restructuring and related charges was approximately $6.1 million for the year ended December 31, 2002.

FINANCIAL RESULTS BY SEGMENT

     During 2003, we modified our managerial financial reporting to provide information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we have provided financial data in this new financial segment-reporting format for the years ended December 31, 2003, 2002 and 2001.

     The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the year ended December 31, 2003, 2002 and 2001, the Bioproducts segment achieved operating income of $65.4 million, $44.6 million and $48.0 million, respectively. For the year ended December 31, 2002, Bioproducts recorded restructuring and related costs of $16.4 million. Before these restructuring and related charges, the segment would have reported operating income of $61.0 million for the year ended December 31, 2002.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of our product objectives in the health care market. For the years ended December 31, 2003, 2002 and 2001, the Health Care segment experienced operating losses of $33.6 million, $40.9 million and $24.1 million, respectively.

ACQUISITION

     On December 31, 2002, we acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8.9 million. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the adjusted purchase price was $10.5 million as of December 31, 2003. The acquisition included technology, product lines and personnel, and expanded our bioproducts portfolio and technical service capabilities in the food, feed and specialties enzyme market. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The results of operations of the acquired business were consolidated in our results of operations beginning January 1, 2003.

     At December 31, 2003 the total purchase price of $10.5 million was separated into major classes of intangible assets, $10.3 million has been classified as other intangible assets and will be amortized over a period of approximately 15 years starting January 1, 2003. The remaining $0.2 million has been classified as technology. This technology has been determined to have an indefinite life and will not be amortized.

     During February 2002, we acquired EBS, now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35.8 million and the assumption of $1.0 million in debt. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method.

RESTRUCTURING ACTIVITIES

     During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine Peso, we engaged in a plan to restructure our overall supply infrastructure by ceasing operations at our Elkhart, Indiana plant and downsizing our Argentine facilities. As a result of the plan, restructuring and related charges of $16.4 million were recorded in our operating earnings for the year ended December 31, 2002. This restructuring was completed during 2002.

WAREHOUSE INVENTORY LOSS

     We sustained damage to our finished bioproducts inventory during the three months ended June 30, 2003, as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. Consequently, through December 31, 2003, we reduced our inventories by approximately $7.7 million to reflect the estimated amount of product that was lost and recorded approximately $5.0 million of other costs as receivable from its insurer. Of this amount, we received cash payments of approximately $4.9 million from our insurer in 2003. In addition, there are certain accident-related reduced profits and additional costs that are reflected in the results of operations for 2003. While we continue to believe that these reduced profits and additional costs will be subject to insurance recovery, we are unable to estimate the ultimate amount of the recovery at this time.

RELATED PARTY TRANSACTIONS

     Danisco A/S and its affiliates purchased products from us for approximately $13.0 million, $11.0 million and $9.0 million during the years ended December 31, 2003, 2002 and 2001, respectively. We purchased products from and/or through these related parties for approximately $2.0 million, $3.0 million and $4.0 million during the years ended December 31, 2003, 2002 and 2001, respectively. Also, we received approximately $0.1 million and $0.4 million in fees and royalty revenues from a Danisco affiliate during 2003 and 2002, respectively. No such fees and royalty revenues were received in 2001. These revenues were received under a collaboration agreement for the development and commercialization of enzymes for the animal feed market. In October 2000, we signed an exclusive four-year agreement with Danisco A/S for the development of innovative bioingredients for the food industry. During the years ended December 31, 2003, 2002 and 2001, we received approximately $1.5 million, $1.1 million and $1.3 million, respectively, in fees and royalty revenues under this agreement.

     The Company had outstanding relocation-related notes receivable with balances totaling $3.4 million and $3.2 million from officers of the Company at December 31, 2003 and 2002, respectively. The notes are non-interest bearing and are due at the conclusion of five years from the date of issuance. Accordingly, interest income is imputed at 3.97% to 6.80% per year on the notes, with an offset recorded as compensation expense.

     We had outstanding promissory notes of $14.6 million at December 31, 2001. This amount related to the exercise of stock options granted to executive officers during April 2000. In November 2001, we allowed our executive officers to surrender 0.35 million vested, restricted shares to us at a value of $5.6 million, to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, the executive officers surrendered 1.4 million restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and accrued interest on their obligations under these notes. We hold the surrendered shares as treasury shares.

     We also granted the executive officers 1.8 million stock options at $10.77 per share under our 2002 OI Plan approved by stockholders on May 30, 2002, of which 0.6 million were fully vested upon issuance.

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

     As of December 31, 2003, cash and cash equivalents totaled $166.6 million. The funds were invested in short-term instruments, including, A-1/P-1 and A-2/P-2 rated commercial paper, AAA/Aaa and AA/Aa2 rated medium term notes, as rated by Standard and Poor & Moody's respectively. Additionally the funds were invested in institutional money market funds, auction rate preferred securities and bank deposits.

     Cash provided by operations was $37.7 million, $38.5 million and $51.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease of $0.8 million for the year ended December 31, 2003 from the year ended December 31, 2002, was driven by an increase in operating earnings, net of non-cash items such as depreciation and amortization, which was more than offset by changes in operating assets and liabilities, principally due to our efforts to rebuild inventories and settle our outstanding receivable relative to the warehouse accident that occurred in the second quarter of 2003. The decrease of $12.6 million for the year ended December 31, 2002 from the year ended December 31, 2001 was generated primarily by the receipt during the fourth quarter of 2001 of a $12.0 million upfront payment from our strategic alliance with the Dow Corning Corporation, which was then deferred and amortized into earnings over the initial two-year research phase.

     Cash used in investing activities was $31.6 million, $68.5 million, and $33.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Purchases of property, plant and equipment totaled $32.8 million, $19.6 million, and $24.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. Also, during the third quarter of 2003 we completed construction of a facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York. Equipment installation and facility start-up and validation are currently under way. Capital projects in process at December 31, 2003 relate primarily to further manufacturing process improvements and information technology system enhancements.

     Cash used in investing activities decreased $36.9 million for the year ended December 31, 2003 from the year ended December 31, 2002. This was driven primarily by the 2002 acquisitions of EBS and the brewing and enzyme business of Rhodia Food UK Limited totaling $44.7 million and the purchase of equity securities in 2002 of $4.5 million, partially offset by the increase in 2003 capital expenditures of $13.2 million. Also, cash used in investing activities for 2003 included $1.1 million in proceeds from the sale of certain acquired assets as discussed above in "Acquisitions." Cash used in investing activities increased $34.7 million for the year ended December 31, 2002 from the year ended December 31, 2001. This was driven primarily by the 2002 acquisitions of EBS and the brewing and enzyme business of Rhodia Food UK Limited totaling $44.7 million partially offset by the decrease in capital expenditures from 2001 of $5.1 million coupled with the 2001 purchase of intangible assets of $4.1 million.

     Cash used in financing activities decreased $6.3 million for the year ended December 31, 2003 from the year ended December 31, 2002. This decrease in cash used in financing activities was primarily a result of a 2003 increase in cash provided by the exercise of stock options. Cash used in financing activities increased $26.7 million for the year ended December 31, 2002 from the year ended December 31, 2001. This increase was primarily a result of our payment of the first installment of $28.0 million on our senior debt made March 30, 2002, partially offset by the cash provided by our Employee Stock Purchase Plan of $1.5 million. No dividends were paid to common stockholders during 2003, 2002, and 2001. While we are permitted to pay dividends, we currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

     On December 23, 2003, we entered into a new $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The new facility replaced the previous $40.0 million facility, which was to expire on January 31, 2004. The new credit facility, which consists of a credit agreement, makes available to the Company $40.0 million of committed borrowings and expires on December 23, 2006. The credit facility carries fees of 0.25% on the amount of unborrowed principal under the agreement. As of December 31, 2003, there were no borrowings under the facility.

     Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $84.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with the financial covenants included in the senior note agreement.

CONTRACTUAL OBLIGATIONS

    The following table summarizes our contractual obligations as of December 31, 2003 (in millions):


                                                                 PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------------
                                        TOTAL     LESS THAN 1 YEAR   1-3 YEARS     3-5 YEARS  MORE THAN 5 YEARS
                                        -----     ----------------   ---------     ---------  -----------------
  Long-term debt.....................  $ 92.6          $ 34.2         $ 58.2         $  0.1         $  0.1
  Capital leases.....................    10.3             0.7            1.5            1.4            6.7
  Operating leases...................    45.7             4.3            8.3            7.7           25.4
  Purchase obligations...............     8.2             6.5            1.7              -              -
  Other long-term liabilities........     7.2               -            2.3            1.2            3.7
                                       ------          ------         ------         ------         ------
         Total.......................  $164.0          $ 45.7         $ 72.0         $ 10.4         $ 35.9
                                       ======          ======         ======         ======         ======

    Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding upon us. Included in this category are capital commitments and agreements to purchase raw materials with fixed volumes and prices. We expect to receive consideration (goods or services) for these purchase obligations. The purchase obligations do not represent our entire anticipated future purchases, including those of a routine nature, such as utilities, maintenance, consulting and supplies, which are purchased as needed. Also, we generally do not purchase raw materials through contracts with fixed volumes, since the majority of our raw materials represent commercially available products from a number of independent sources, which have readily available substitutes.

    In addition, we have several research and commercial programs and collaborations under which we may receive or become obligated to pay royalty, milestone and other payments. These are highly dependent upon various conditions, such as the success of research and development activities and the level of sales of commercialized products.

    Please refer to the following footnote references from our consolidated financial statements included in Item 8 of this Report for further information on the other amounts included in the above table: Note 6 - Property, Plant and Equipment, Note 8 - Notes Payable and Long-term Debt, and Note 11 - Employee Benefit Plans. Our capital leases primarily relate to our administrative office in Leiden, the Netherlands and a wastewater treatment facility proximate to our manufacturing facility in Brugge, Belgium. While our operating leases include certain other facilities and equipment, they principally relate to our administrative offices in Palo Alto, California and Rochester, New York. Other long-term liabilities primarily represent pension and post-retirement obligations and severance payments which are to be paid over time as a result of previous restructuring activities.

OFF-BALANCE SHEET ARRANGEMENTS

    An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments, or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us.

    We assess our contracts in accordance with FASB Interpretation No. 45 " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and strategic partners when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, we are not aware of any such claims that we believe will have a material adverse effect on our consolidated financial statements.

    Furthermore, we have no arrangements of the types described in the other three categories that we believe may have a material current or future adverse effect on our consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted the provisions of SFAS No. 143 in fiscal 2003. The adoption of SFAS No. 143 had no material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This Statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from extinguishment of debt. We adopted the provisions of this statement in fiscal 2003. The adoption of SFAS No. 145 had no material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 had no material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123." This statement amends FSAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. We currently apply the intrinsic value method and have no plans to convert to the fair value method.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. We have applied the provisions of this Statement as of July 1, 2003. The adoption of SFAS No. 149 had no material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that we classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our financial position or results of operations.

     In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised Statement provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised Statement replaces existing year-end and interim disclosure requirements. This Statement is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003 for domestic plans and after June 15, 2004 for foreign plans. We have included the required disclosures for fiscal year 2003 in this Report.

     Also in December 2003, the FASB issued a revision of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." This interpretation requires companies to reevaluate their accounting for certain investments in variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. We have no material investments in variable interest entities; all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This Position permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act). Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor of such a plan to change previously reported information. Our financial statements do not reflect any implications of the Act due to the level of uncertainty about the forth coming guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign currency risk and interest rate risk are the primary sources of our market risk. To date foreign operations, mainly denominated in Euros, accounted for approximately 55% of our 2003 product revenues. We believe that we partially mitigate this risk by having manufacturing facilities located in several locations around the world, which means that our costs are often denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes. At December 31, 2003, there were no forward contracts or option contracts outstanding. We recorded $0.1 million in foreign currency gains related to forward contracts in the statement of operations for the year ended December 31, 2003.

     As of December 31, 2003, cash and cash equivalents totaled $166.6 million. Of this amount, $80.8 million was denominated in Euros. The remainder or $85.8 million was primarily denominated in U.S. Dollars. Other than the third installment of $28.0 million due in March 30, 2004 under our 6.82% senior notes discussed under the heading "Liquidity and Capital Resources," in Item 7 of this Report, short-term debt outstanding at December 31, 2003 was not significant. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. Dollars.

Interest Rates

     Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $84.0 million 6.82% senior notes outstanding at December 31, 2003, mature evenly in installments of $28.0 million per year. Annual installment payments commenced March 30, 2002 with three remaining annual installments from March 30, 2004 through March 30, 2006.

     On January 31, 2002, we entered into an interest rate swap contract to pay a variable rate of interest based on the six month London Interbank Offered Rate (LIBOR) and receive fixed rates of interest at 6.82% on a $28.0 million notional amount of our long-term indebtedness. On May 14, 2002, we entered into another interest rate swap contract to pay a variable rate of interest based on the six month LIBOR and receive fixed rates of interest at 6.82% on an additional $28.0 million notional amount of our long-term indebtedness. On July 31, 2002, we sold both swap contracts for approximately $1.0 million in cash. The gain on the sale will be amortized against interest expense over the original maturity date of the swaps, which is March 30, 2004. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," these interest rate swap contracts that hedged the senior notes had an immaterial effect on the statement of operations and were not material to the balance sheet as of the date of their sale.

Foreign Currency Exposure

     We conduct business throughout the world. During the year ended December 31, 2003, we derived approximately 55% of our revenues from foreign operations, and these foreign operations generated income that offset net losses in our U.S. operations during the same yearly period. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in foreign exchange rates in Europe, Latin America, and Asia. The Euro and Argentine Peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. Our manufacturing and administrative operations for Latin America are located in Argentina. A significant part of our Latin American revenues are denominated in U.S. Dollars. Net foreign exchange gains from U.S. Dollar/Euro and U.S. Dollar/Argentine Peso transactions were $0.4 million for the year ended December 31, 2003.

     Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of $0.1 million in the statement of operations for the year ended December 31, 2003 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

Other

     The Risk Factors discussed in Item 1 of this Report are incorporated herein by reference to the degree they address market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Genencor International, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Genencor International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 7 of the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
San Jose, California
January 30, 2004

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         DECEMBER 31,
                                                                                      2003           2002
                                                                                    ---------      ---------
ASSETS

Current assets:
  Cash and cash equivalents ...................................................     $ 166,551      $ 169,001
  Trade accounts receivable (less allowance for doubtful accounts of  $2,034 in
    2003 and $2,770 in 2002) ..................................................        58,249         51,576
  Inventories .................................................................        64,159         54,215
  Prepaid expenses and other current assets ...................................        32,970         19,551
  Deferred income taxes .......................................................         3,283          8,018
                                                                                    ---------      ---------
     Total current assets .....................................................       325,212        302,361
Property, plant and equipment, net ............................................       232,902        217,110
Investments and other assets ..................................................        61,731         50,142
Goodwill ......................................................................        29,380         29,384
Intangible assets, net ........................................................        47,075         45,898
Deferred income taxes .........................................................        16,122         10,027
                                                                                    ---------      ---------
     Total assets .............................................................     $ 712,422      $ 654,922
                                                                                    =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ...............................................................     $   5,926      $   7,942
  Current maturities of long-term debt ........................................        28,249         28,291
  Accounts payable and accrued expenses .......................................        49,143         47,549
  Interest payable on long-term debt ..........................................         1,432          1,910
  Accrued employee benefits ...................................................        17,415         12,704
  Deferred income taxes .......................................................             3            922
                                                                                    ---------      ---------
     Total current liabilities ................................................       102,168         99,318
Long-term debt ................................................................        58,466         84,897
Capital lease obligation ......................................................         6,842          5,990
Deferred income taxes .........................................................        21,441         14,090
Other long-term liabilities ...................................................        10,681         12,372
Minority interest .............................................................           137            248
                                                                                    ---------      ---------
     Total liabilities ........................................................       199,735        216,915
                                                                                    ---------      ---------
Commitments and contingencies .................................................            --             --
Redeemable preferred stock:
  7 1/2% cumulative series A preferred stock, without par value, authorized
     1 shares, 1 shares issued and outstanding ................................       177,025        169,750
                                                                                    ---------      ---------
Stockholders' equity:
  Common stock, par value $0.01 per share, 200,000 shares authorized,
     60,991 and 60,251 shares issued
     at December 31, 2003 and 2002, respectively ..............................           610            602
  Additional paid-in capital ..................................................       359,344        349,579
  Treasury stock, 1,780 shares at cost
     at December 31, 2003 and 2002 ............................................       (21,030)       (21,030)
  Deferred stock-based compensation ...........................................        (1,036)        (1,164)
  Retained earnings/(accumulated deficit) .....................................           589        (14,944)
  Accumulated other comprehensive loss ........................................        (2,815)       (44,786)
                                                                                    ---------      ---------
     Total stockholders' equity ...............................................       335,662        268,257
                                                                                    ---------      ---------
     Total liabilities, redeemable preferred stock and stockholders' equity ...     $ 712,422      $ 654,922
                                                                                    =========      =========

    The accompanying notes are an integral part of the consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                   2003           2002           2001
                                                 ---------      ---------      ---------
Revenues:
  Product revenue ..........................     $ 362,143      $ 329,337      $ 311,110
  Fees and royalty revenues ................        21,019         20,741         14,908
                                                 ---------      ---------      ---------
       Total revenues ......................       383,162        350,078        326,018
Operating expenses:
  Cost of products sold ....................       207,483        186,383        172,986
  Research and development .................        72,534         70,190         60,103
  Sales, marketing and business development         33,735         33,027         28,845
  General and administrative ...............        33,559         34,635         29,913
  Amortization of intangible assets ........         5,682          5,563          9,966
  Restructuring and related charges ........            --         16,427             --
  Other (income)/expense                            (2,081)        (3,409)          (507)
                                                 ---------      ---------      ---------
       Total operating expenses ............       350,912        342,816        301,306
                                                 ---------      ---------      ---------
Operating income ...........................        32,250          7,262         24,712
Non operating expenses/(income):
  Investment expense .......................         1,018          1,500             --
  Interest expense..........................         6,667          8,587         10,433
  Interest income ..........................        (3,960)        (5,207)       (10,069)
                                                 ---------      ---------      ---------
       Total non operating expenses/(income)         3,725          4,880            364
                                                 ---------      ---------      ---------
Income before income taxes .................        28,525          2,382         24,348
Provision for/(benefit from) income taxes ..         5,717         (3,415)         6,574
                                                 ---------      ---------      ---------
Net income .................................     $  22,808      $   5,797      $  17,774
                                                 =========      =========      =========
Net income available/(loss applicable) to
    holders of common stock ................     $  15,533      $  (1,478)     $  10,499
                                                 =========      =========      =========
  Earnings/(loss) per common share:
       Basic ...............................     $    0.26      $   (0.02)     $    0.18
                                                 =========      =========      =========
       Diluted .............................     $    0.26      $   (0.02)     $    0.17
                                                 =========      =========      =========
  Weighted average common shares:
     Basic .................................        58,767         59,257         59,888
                                                 =========      =========      =========
     Diluted ...............................        60,680         59,575         61,069
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                ADDITIONAL               DEFERRED
                                                       COMMON    PAID-IN    TREASURY   STOCK-BASED
                                                       STOCK     CAPITAL     STOCK     COMPENSATION
                                                       ------   ----------  --------   ------------
Balances, December 31, 2000..........................  $  599      344,092  $     --   $     (5,560)
Comprehensive income:
  Net Income.........................................
  Other comprehensive loss:
    Foreign currency translation.....................
    Unrealized holding losses ($1,763 pre-tax).......

    Other comprehensive loss.........................

  Comprehensive income...............................
Surrender of restricted shares.......................                         (5,630)
Exercise of employee stock options...................                  341
Deferred stock-based compensation....................                1,222                   (1,222)
Payment of notes receivable for common stock.........
Amortization of deferred
  stock-based compensation...........................                                         3,265
Preferred stock dividend accrued.....................
                                                       ------   ----------  --------   ------------
Balances, December 31, 2001..........................     599      345,655    (5,630)        (3,517)
                                                       ------   ----------  --------   ------------
Comprehensive income:
  Net Income.........................................
  Other comprehensive income:
    Foreign currency translation.....................
    Unrealized holding losses ($4,480 pre-tax).......
    Minimum pension liability
        adjustment ($2,573 pre-tax)..................

    Other comprehensive income.......................

  Comprehensive income...............................
Surrender of restricted shares.......................                  503   (15,400)          (503)
Employee Stock Purchase Plan.........................       2        1,539
Exercise of employee stock options...................       1          791
Deferred stock-based compensation....................                  807                     (807)
  Amortization of deferred stock-based compensation..
                                                                                              3,746
Conversion of stock appreciation rights to
      stock options..................................                   83                      (83)
Stock options granted to
  non-employees......................................                  201
Preferred stock dividend accrued.....................
                                                       ------   ----------  --------   ------------
Balances, December 31, 2002..........................     602      349,579   (21,030)        (1,164)
                                                       ------   ----------  --------   ------------
Comprehensive income:
  Net Income.........................................
  Other comprehensive income:
    Foreign currency translation.....................
    Unrealized holding losses ($4,275 pre-tax).......
     Adjustment for losses included
       in earnings ($451 pre-tax)
    Minimum pension liability
        adjustment ($2,573 pre-tax)..................

    Other comprehensive income.......................

  Comprehensive income...............................
Deferred stock-based compensation....................       1          674                     (675)
Employee Stock Purchase Plan.........................       2        1,412
Exercise of employee stock options...................       6        6,615
Tax effect on exercise of employee stock options.....                  962
Amortization of deferred stock-based
    compensation.....................................                                           803
Conversion of restricted shares to restricted
     stock units.....................................      (1)           1
Stock options granted to
  non-employees......................................                  101
Preferred stock dividend accrued.....................
                                                       ------   ----------  --------   ------------
Balances, December 31, 2003..........................  $  610   $  359,344  $(21,030)  $     (1,036)
                                                       ======   ==========  ========   ============

                                                            NOTES
                                                         RECEIVABLE    RETAINED        ACCUMULATED
                                                             FOR       EARNINGS/           OTHER                  TOTAL
                                                           COMMON     (ACCUMULATED     COMPREHENSIVE          STOCKHOLDERS'
                                                           STOCK        DEFICIT)           LOSS                  EQUITY
                                                         ----------   ------------     -------------          -------------
Balances, December 31, 2000..........................    $  (18,008)  $    (23,965)    $     (48,132)         $     249,026
Comprehensive income:
  Net Income.........................................                       17,774                                   17,774
  Other comprehensive loss:
    Foreign currency translation.....................                                        (14,239)               (14,239)
    Unrealized holding losses ($1,763 pre-tax).......                                           (867)                  (867)
                                                                                                              -------------
    Other comprehensive loss.........................                                                               (15,106)
                                                                                                              -------------
  Comprehensive income...............................                                                                 2,668
Surrender of restricted shares.......................                                                                (5,630)
Exercise of employee stock options...................                                                                   341
Deferred stock-based compensation....................                                                                    --
Payment of notes receivable for common stock.........         3,361                                                   3,361
Amortization of deferred
  stock-based compensation...........................                                                                 3,265
Preferred stock dividend accrued.....................                       (7,275)                                  (7,275)
                                                         ----------   ------------     -------------          -------------
Balances, December 31, 2001..........................       (14,647)       (13,466)          (63,238)               245,756
                                                         ----------   ------------     -------------          -------------
Comprehensive income:
  Net Income.........................................                        5,797                                    5,797
  Other comprehensive income:
    Foreign currency translation.....................                                         23,399                 23,399
    Unrealized holding losses ($4,480 pre-tax).......                                         (2,824)                (2,824)
    Minimum pension liability
        adjustment ($2,573 pre-tax)..................                                         (2,123)                (2,123)
                                                                                                              -------------
    Other comprehensive income.......................                                                                18,452
                                                                                                              -------------
  Comprehensive income...............................                                                                24,249
Surrender of restricted shares.......................        14,647                                                    (753)
Employee Stock Purchase Plan.........................                                                                 1,541
Exercise of employee stock options...................                                                                   792
Deferred stock-based compensation....................                                                                    --
  Amortization of deferred stock-based compensation..
                                                                                                                      3,746
Conversion of stock appreciation rights to
      stock options..................................                                                                    --
Stock options granted to
  non-employees......................................                                                                   201
Preferred stock dividend accrued.....................                       (7,275)                                  (7,275)
                                                         ----------   ------------     -------------          -------------
Balances, December 31, 2002..........................            --        (14,944)          (44,786)               268,257
                                                         ----------   ------------     -------------          -------------
Comprehensive income:
  Net Income.........................................                       22,808                                   22,808
  Other comprehensive income:
    Foreign currency translation.....................                                         36,850                 36,850
    Unrealized holding losses ($4,275 pre-tax).......                                          2,714                  2,714
     Adjustment for losses included
       in earnings ($451 pre-tax)                                                                284                    284
    Minimum pension liability
        adjustment ($2,573 pre-tax)..................                                          2,123                  2,123
                                                                                                              -------------
    Other comprehensive income.......................                                                                41,971
                                                                                                              -------------
  Comprehensive income...............................                                                                64,779
Deferred stock-based compensation....................                                                                    --
Employee Stock Purchase Plan.........................                                                                 1,414
Exercise of employee stock options...................                                                                 6,621
Tax effect on exercise of employee stock options.....                                                                   962
Amortization of deferred stock-based
    compensation.....................................                                                                   803
Conversion of restricted shares to restricted
     stock  units....................................                                                                    --
Stock options granted to
  non-employees......................................                                                                   101
Preferred stock dividend accrued.....................                       (7,275)                                  (7,275)
                                                         ----------   ------------     -------------          -------------
Balances, December 31, 2003..........................      $     --   $        589     $      (2,815)         $     335,662
                                                         ==========   ============     =============          =============

   The accompanying notes are an integral part of the consolidated financial statements.

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      2003         2002          2001
                                                                   ---------    ---------      ---------
Cash flows from operating activities:
  Net income....................................................   $  22,808    $   5,797      $  17,774
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.............................      35,662       33,191         36,174
      Amortization of deferred stock-based compensation.........         803        3,746          3,265
      Non-cash portion of a gain on settlement..................      (1,328)          --             --
      Non-cash portion of restructuring and related charges.....          --        9,495             --
      Loss on disposition of property, plant and
         equipment..............................................         438          488            329
      Loss from impairment of investment in equity securities ..       1,018        1,500             --
      (Increase) decrease in operating assets:
         Trade accounts receivable..............................        (554)         699         (4,246)
         Inventories............................................      (3,841)       1,096         (4,678)
         Prepaid expenses and other current assets..............      (6,846)      (4,495)        (2,473)
         Investments and other assets...........................      (8,988)      (7,386)        (2,239)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses..................      (1,707)      (6,717)         6,688
         Interest payable on long-term debt.....................        (478)        (473)            --
         Accrued employee benefits..............................       4,045         (808)         3,749
         Other..................................................      (3,305)       2,333         (3,234)
                                                                   ---------    ---------      ---------
         Net cash provided by operating activities..............      37,727       38,466         51,109
                                                                   ---------    ---------      ---------
Cash flows from investing activities:
         Purchases of property, plant and equipment.............     (32,849)     (19,550)       (24,725)
         Purchases of intangible assets.........................          --         (100)        (4,098)
         Proceeds from the sale of property, plant and equipment         133          414             74
         Proceeds from the sale of acquired assets..............       1,145           --             --
         Acquisition of businesses, net of cash acquired........          --      (44,734)            --
         Payment to acquire equity securities...................          --       (4,500)        (5,065)
                                                                   ---------    ---------      ---------
              Net cash (used in) investing activities...........     (31,571)     (68,470)       (33,814)
                                                                   ---------    ---------      ---------
Cash flows from financing activities:
         Proceeds from exercise of stock options................       6,615          791            341
         Proceeds from employee stock purchase plan.............       1,525        1,507             --
         Surrender of restricted shares.........................          --         (198)          (314)
         Net payments on notes payable of foreign affiliate.....        (205)        (565)            (9)
         Payment of long-term debt..............................     (28,366)     (28,277)           (48)
                                                                   ---------    ---------      ---------
              Net cash (used in) financing activities...........     (20,431)     (26,742)           (30)
                                                                   ---------    ---------      ---------
Effect of exchange rate changes on cash.........................      11,825       10,724         (2,833)
                                                                   ---------    ---------      ---------
Net (decrease) increase in cash and cash equivalents............      (2,450)     (46,022)        14,432
Cash and cash equivalents -- beginning of year..................     169,001      215,023        200,591
                                                                   ---------    ---------      ---------
Cash and cash equivalents -- end of year........................   $ 166,551    $ 169,001      $ 215,023
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

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1 -- DESCRIPTION OF THE COMPANY AND ACCOUNTING POLICIES

     Genencor International, Inc. and subsidiaries (the Company) is a diversified biotechnology company that develops and delivers products and services to the industrial, consumer, agri-processing and health care markets. The Company's current products include novel enzymes used in the cleaning, textiles, sweetener, fuel ethanol and food, feed and specialties markets. The principal geographical markets for the products are North America, Latin America, Europe and Asia. The Company is in the process of applying its proven and proprietary technologies to address new opportunities in the industrial, consumer, agri-processing and health care industries.

     Significant accounting policies are as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated. All investments in variable interest entities are accounted for in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R "Consolidation of Variable Interest Entities." The Company has no material investments in variable interest entities and all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

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

Research and Development

     Research and development costs are expensed as incurred. Research and development includes expenses for services rendered related to the Company's funded research activities.

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

Goodwill

     Goodwill consists of the excess of cost over the net assets of acquired businesses. Goodwill is not amortized, but is tested at least annually for impairment.

Intangible Assets

     Intangible assets consist of two major classes, other amortizable assets and technology. Other amortizable assets consist primarily of patents, licenses, and customer lists. These definite-lived intangibles are amortized on a straight-line basis over their remaining useful lives. Patents, licenses and customer lists are amortized over 5-20 years with a weighted average estimated useful life of 12 years. Technology has been determined to have indefinite useful lives. Indefinite-lived intangibles are not amortized and are tested for impairment on an annual basis or when events and circumstances exist requiring impairment testing. No amortization expense was recorded for these assets for the years ended December 31, 2003 and 2002.

Impairment of Long-Lived Assets

     The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.

Foreign Currency

     All assets and liabilities of non-U.S. subsidiaries are translated at exchange rates in effect at the balance sheet dates. Translation gains and losses are included in determining comprehensive income. All income statement amounts are translated at the average of the daily exchange rates in effect during each month.

     The Company, on occasion, may use forward exchange contracts and options to hedge its exposure in foreign currencies. Option and forward exchange contracts are used to minimize the impact of foreign currency fluctuations on the Company's revenues and costs and are not used to engage in speculation. At December 31, 2003 and 2002, the Company had no options or forward exchange contracts outstanding.

     Foreign currency transaction net gains are included in other operating income/expense. Total foreign currency transaction net gains were $385 in 2003, $3,107 in 2002, and $23 in 2001.

Financial Instruments

     The determination of fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, obligations under accounts payable, accrued expenses, and debt instruments is based on interest rates available to the Company and comparisons to quoted market prices for the same or similar issues. At December 31, 2003 and 2002, the fair value of these financial instruments approximated carrying value.

Investments in Marketable Equity Securities

     All of the Company's investments in marketable equity securities are considered available-for-sale and are recorded at fair value within prepaid and other current assets or investments and other assets. Unrealized gains and losses, calculated as the difference between fair value and cost of the security on a specific identification basis, are recorded as a component of comprehensive income, net of tax.

     Gross unrealized losses on available-for-sale securities were $738 at December 31, 2003 and $5,504 at December 31, 2002. The fair market value of available-for-sale securities was $7,885 at December 31, 2003 and $4,136 at December 31, 2002. The deferred tax asset related to these unrealized losses was $273 at December 31, 2003 and $2,041 at December 31, 2002.

Investment Expense/Income

     The Company recorded an investment loss of $1,018 during the year ended December 31, 2003, as a result of the Company's assessment of an "other than temporary" decline in the fair market value of an investment in certain common stock. During 2002, the Company recorded an impairment loss of $1,500 on its investment in certain preferred stock. These amounts are included in investment expense as part of total non operating expense/income for the respective periods. There were no sales of marketable equity securities during the years ended December 31, 2003, 2002 or 2001.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of deferred tax assets and liabilities for future tax consequences, measured by enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss and tax credit carryforwards to the extent that realization of such benefits is more likely than not.

Major Customers

     In 2003 and 2002, two customers accounted for 41% of sales and 39% of accounts receivable. In 2001, two customers accounted for 45% of sales and 34% of accounts receivable.

Comprehensive Income

     The provisions of SFAS No. 130, "Reporting Comprehensive Income" establish standards for reporting and presentation of comprehensive income and its components. This Statement requires reporting by major components and as a single total, all changes in stockholders' equity from non-stockholder sources. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

Stock-Based Compensation

     The Company uses the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and has no current plans to convert to the fair value method. Refer to Note 11 for the pro forma amounts had compensation cost for the Company's stock option plans been determined based on the fair value method.

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

Earnings Per Share

     The provisions of SFAS No. 128, "Earnings per Share," require the disclosure of basic and diluted earnings per share. Basic earnings/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at income available/(loss applicable) to common stockholders, undeclared and unpaid cumulative preferred stock dividends of $7,275 are deducted for each year presented.

     Diluted earnings/(loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available/(loss applicable) to common stockholders of the Company. As a result of stock-based awards outstanding under the Company's 2002 Omnibus Incentive Plan and its predecessor plan, the Stock Option and Stock Appreciation Right Plan (SOAR Plan), there were dilutive securities in 2003, 2002 and 2001. The weighted-average impact of these has been reflected in the calculation of diluted earnings/(loss) per share for the respective periods presented.

     The following table reflects the calculation of basic and diluted earnings/(loss) per common share for the years ended December 31:

                                                          2003            2002           2001
                                                      ------------   ------------    ------------
Net income........................................    $     22,808   $      5,797    $     17,774
  Less: Accrued dividends on preferred stock......          (7,275)        (7,275)         (7,275)
                                                      ------------   ------------    ------------
Net income available/(loss applicable)
   to holders of common stock.....................    $     15,533   $     (1,478)   $     10,499
                                                      ============   ============    ============
Weighted average common shares:
  Basic...........................................          58,767         59,257          59,888
  Effect of stock-based awards....................           1,913            318           1,181
                                                      ------------   ------------    ------------
  Diluted.........................................          60,680         59,575          61,069
                                                      ============   ============    ============
Earnings/(loss) per common share:
  Basic...........................................    $       0.26   $      (0.02)   $       0.18
                                                      ============   ============    ============
  Diluted.........................................    $       0.26   $      (0.02)   $       0.17
                                                      ============   ============    ============

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the provisions of SFAS No. 143 in fiscal 2003. The adoption of SFAS No. 143 had no impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This Statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from extinguishment of debt. The Company adopted the provisions of this statement in fiscal 2003. The adoption of SFAS No. 145 had no material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. The Company currently applies the intrinsic value method and has no plans to convert to the fair value method.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement are to be applied prospectively. The Company applied the provisions of this Statement as of July 1, 2003. The adoption of SFAS No. 149 had no material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that the Company classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Company's financial position or its results of operations.

     In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised Statement provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised Statement replaces existing year-end and interim disclosure requirements. This Statement is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003 for domestic plans and after June 15, 2004 for foreign plans. The Company has included the required disclosures for fiscal 2003 in this Report.

     Also in December 2003, the FASB issued a revision of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires companies to reevaluate their accounting for certain investments in "variable interest entities." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has no material investments in variable interest entities; all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

2 -- ACQUISITIONS

     On December 31, 2002, the Company acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8,925. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the adjusted purchase price was $10,501 as of December 31, 2003. The acquisition included technology, product lines and personnel, and expanded the Company's bioproducts portfolio and technical service capabilities in the food, feed and specialties enzyme market. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." The results of operations of the acquired business were consolidated with the Company's results of operations beginning January 1, 2003. As more fully described in Note 7, this acquisition consisted entirely of intangible assets.

     During February 2002, the Company acquired EBS, now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35,809 and the assumption of $974 in debt. As part of this transaction, the Company entered into a seven-year supply agreement for a majority of Corn Products International, Inc.'s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The acquired entity's results of operations have been consolidated with the Company's results of operations since the acquisition date. The Company's purchase price allocation of the net assets acquired consisted of the following at December 31, 2002:

Working capital.............................................     $   3,879
Property, plant and equipment...............................        21,085
Intangible assets...........................................         1,729
Goodwill....................................................         9,807
Long-term liabilities.......................................          (691)
                                                                 ---------
                                                                 $  35,809
                                                                 =========

     Included in working capital acquired was a provision to restructure the entity of $1,119, which primarily consists of the employee-related costs to eliminate 22 positions. All affected employees were notified immediately of the restructuring plan. As of December 31, 2002, all costs had been charged to this restructuring provision and all 22 employees had terminated their employment with the Company.

3 -- RESTRUCTURING AND RELATED CHARGES

     During February 2002, as a result of the acquisition of EBS and general economic conditions in Latin America, including the devaluation of the Argentine peso, the Company engaged in a plan to restructure its overall supply infrastructure by ceasing operations at its Elkhart, Indiana plant and downsizing its Argentine facilities. There were 119 positions eliminated as a result of this restructuring. All affected employees were notified immediately of the restructuring plan. As of December 31, 2002, all 119 employees had terminated their employment with the Company.

     As a result of the plan, restructuring and related charges of $16,427 were recorded in the Company's operating earnings for the year ended December 31, 2002. These charges were primarily driven by employee severance and related costs of approximately $3,762, costs to dismantle portions of the restructured facilities of $1,000, costs to terminate long-term utility agreements of $319, other costs totaling $239, and $9,495 for property, plant and equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believes there is no active market in which to sell the specific assets. Full implementation was completed in the fourth quarter of 2002. In addition, the Company recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and Beloit, of $1,612 as incurred during the year ended December 31, 2002. At December 31, 2003 and 2002, the Company had a remaining liability of $447 and $805 respectively, related to this restructuring. As of December 31, 2003 the remaining liability is related to the pending termination of a related pension plan.

4 -- FEES AND ROYALTY REVENUES

     Fees and royalty revenues included the following for the years ended December 31:

                                                                2003       2002        2001
                                                             ---------  ---------   ---------
Funded research..........................................    $  19,416  $  19,533   $  12,152
License fees.............................................          190         75       1,825
Royalties................................................        1,413      1,133         931
                                                             ---------  ---------   ---------
  Fees and royalty revenues..............................    $  21,019  $  20,741   $  14,908
                                                             =========  =========   =========

     In October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new proprietary technology platform for the development of new biomaterials. For the years ended December 31, 2003 and 2002, the Company recorded $13,989 and $11,554 respectively, in research funding revenues from this alliance.

5 -- INVENTORIES

     Inventories consisted of the following at December 31:

                                                                          2003         2002
                                                                        ---------   ---------
Raw materials.....................................................      $   7,682   $   8,373
Work-in-progress..................................................          9,106       8,003
Finished goods....................................................         47,371      37,839
                                                                        ---------   ---------
  Inventories.....................................................      $  64,159   $  54,215
                                                                        =========   =========

     The Company sustained damage to its finished bioproducts inventory During the three months ended June 30, 2003, as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. Consequently, through December 31, 2003, the Company reduced its inventories by $7,699 to reflect the estimated amount of product that was lost and recorded $4,985 of other costs as receivable from its insurer. Of this amount, the Company has received cash payments of $4,904 from its insurer in 2003. In addition, there are certain accident-related reduced profits and additional costs that are reflected in the results of operations for 2003. While the Company believes that these reduced profits and additional costs will be subject to insurance recovery, the Company is unable to estimate the ultimate amount of the recovery at this time.

6 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                                          2003         2002
                                                                      -----------  -----------
Land and buildings................................................    $   147,714  $   134,968
Machinery and equipment...........................................        311,505      275,255
Construction-in-progress..........................................         20,969       10,058
                                                                      -----------  -----------
                                                                          480,188      420,281
Less: Accumulated depreciation....................................       (247,286)    (203,171)
                                                                      -----------  -----------
  Property, plant and equipment, net..............................    $   232,902  $   217,110
                                                                      ===========  ===========

     Depreciation expense was $29,980 in 2003, $27,628 in 2002, and $26,208 in 2001.

     Construction-in-progress at December 31, 2003 and 2002, includes process improvement projects at our manufacturing and research and development facilities as well as information technology enhancements. Also the Company completed construction of the Rochester, New York facility for the clinical-scale manufacturing of human therapeutic proteins during 2003. The facility is designed to produce pharmaceutical grade materials for preclinical and clinical studies. Equipment installation and facility start-up and validation are currently under way.

     Assets under capital lease are included in property, plant and equipment as follows at December 31:

                                                                          2003         2002
                                                                      -----------  -----------
Land and buildings................................................    $    15,669  $    14,172
Less: Accumulated depreciation....................................         (4,197)      (3,284)
                                                                      -----------  -----------
  Capital lease assets, net.......................................    $    11,472  $    10,888
                                                                      ===========  ===========

     The Company leases certain facilities and equipment under operating leases.

     Rent expense relating to all operating leases was $4,730 for 2003, $4,657 for 2002 and $4,014 for 2001. Non-cancelable future minimum rental payments under significant leases consist of the following for the years ending December 31:

                                                                        OPERATING     CAPITAL
                                                                        ---------    ---------
2004..............................................................      $   4,291    $     727
2005..............................................................          4,150          727
2006..............................................................          4,099          727
2007..............................................................          3,926          727
2008..............................................................          3,790          727
Thereafter........................................................         25,398        6,661
                                                                        ---------    ---------
Total minimum lease payments......................................      $  45,654       10,296
                                                                        =========
Less: Amount representing interest................................                      (3,454)
                                                                                     ---------
Capital lease obligation..........................................                   $   6,842
                                                                                     =========

     The Company entered into a 14-year operating lease during 2003 for additional office space in Palo Alto, California. Under the provisions of the lease agreement, lease payments commenced in April and will be $54 a month for the next year. The lease payments increase to $74 a month for the second year and then will be set to prevailing market rent rates on an annual basis thereafter.

7 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted the provisions of SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company no longer amortizes goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company will periodically evaluate its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No.
142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which will continue to be amortized over a weighted average useful life of 11 years using the straight-line method. These assets are expected to have no residual value once they are fully amortized. As of December 31, 2003 all of the Company's goodwill and intangible assets are related to the Bioproducts segment.

     The following table summarizes the changes in each major class of intangible assets from January 1, 2002 through December 31, 2003:

                                                   INTANGIBLE ASSETS
                                     ----------------------------------------------
                                                          OTHER
                                                       AMORTIZABLE
                                     TECHNOLOGY           ASSETS            TOTAL         GOODWILL
                                     ----------        -----------        ---------       --------
BALANCES, JANUARY 1, 2002.......     $   15,617        $    50,822        $  66,439       $ 19,313
  Acquired intangible assets....              -             11,496           11,496          9,807
  Foreign currency translation
    and other adjustments.......              -              3,111            3,111            264
                                     ----------        -----------        ---------       --------
Balances: December 31, 2002.....         15,617             65,429           81,046       $ 29,384
                                                                                          ========
Less: Accumulated
    amortization................              -            (35,148)         (35,148)
                                     ----------        -----------        ---------
  Intangible assets, net........     $   15,617        $    30,281        $  45,898
                                     ==========        ===========        =========

BALANCES: JANUARY 1, 2003.......     $   15,617        $    65,429        $  81,046       $ 29,384
  Acquired intangible assets....              -              2,850            2,850              -
  Foreign currency translation
    and other adjustments.......            214              5,312            5,526             (4)
                                     ----------        -----------        ---------       --------
Balances: December 31, 2003.....         15,831             73,591           89,422       $ 29,380
                                                                                          ========
Less: Accumulated
    amortization................              -            (42,347)         (42,347)
                                     ----------        -----------        ---------
  Intangible assets, net........     $   15,831        $    31,244        $  47,075
                                     ==========        ===========        =========

     In conjunction with the EBS acquisition discussed in Note 2, the Company acquired certain intangible assets during the year ended December 31, 2002. The Company has assessed that the intangible assets associated with the EBS acquisition consisted of $1,729 of amortizable intangibles, which are being amortized over a period of approximately 7 years. The remaining $9,807 is the excess of cost over net assets of the acquired business and will be tested for impairment on at least an annual basis.

     In conjunction with the acquisition of the brewing and enzyme business of Rhodia Food UK Limited discussed in Note 2, the Company has completed the segregation of acquired intangible assets among major classes. At December 31, 2003 the total purchase price of $10,501 was separated into major classes of intangible assets. $10,287 has been classified as other intangible assets and are being amortized over a period of approximately 15 years starting January 1, 2003. The remaining $214 has been classified as technology. This technology has been determined to have an indefinite life and will not be amortized.

     During 2003, the Company's other amortizable intangible assets were increased by $5,647 due to the impact of foreign currency translation.

     In November 2003, in conjunction with the settlement of certain commercial matters, the Company obtained a license agreement valued at $2,850, which will be amortized over a period of approximately 10 years.

     The following table reflects the comparative net income available/(loss applicable) to holders of common stock and earnings/(loss) per common share as though the provisions of SFAS No. 142 were in effect for the years ended December 31, 2003, 2002 and 2001:

                                                                      FOR THE YEAR
                                                                   ENDED DECEMBER 31,
                                                                   ------------------
                                                         2003            2002           2001
                                                       --------       ---------      ---------
Net income available/(loss applicable)
  to holders of common stock as reported.............  $ 15,533       $  (1,478)     $  10,499
Add back amortization:
  Goodwill ($0, $0 and $928 pre-tax).................         -               -            707
  Technology ($0, $0 and $3,485 pre-tax).............         -               -          2,161
                                                       --------       ---------      ---------
Net income available/(loss applicable) to
  holders of common stock as adjusted................  $ 15,533       $  (1,478)     $  13,367
                                                       ========       =========      =========
Basic earnings/(loss) per share:
   As reported.......................................  $   0.26       $   (0.02)     $    0.18
   Amortization......................................         -               -           0.05
                                                       --------       ---------      ---------
   As adjusted.......................................  $   0.26       $   (0.02)     $    0.23
                                                       ========       =========      =========
Diluted earnings/(loss) per share:
   As reported.......................................  $   0.26       $   (0.02)     $    0.17
   Amortization......................................         -               -           0.05
                                                       --------       ---------      ---------
   As adjusted.......................................  $   0.26       $   (0.02)     $    0.22
                                                       ========       =========      =========

     Estimated annual amortization expense is as follows:

2004...........................................................       4,600
2005...........................................................       4,100
2006...........................................................       3,800
2007...........................................................       2,500
2008...........................................................       1,300

     Amortization expense was $5,682 in 2003, $5,563 in 2002 and $9,966 in 2001.

8 -- NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consisted of the following at December 31:

                                                                                  2003          2002
                                                                              -----------   -----------
6.82% senior notes with payments of $28,000 due annually,
  which commenced March 30, 2002..........................................    $    84,000   $   112,000
Notes payable of the Company's Chinese affiliate with
  principal payments due in 2004 and 2005. Interest rates on
  the notes range from 1.75% to 5.31%.....................................          7,738         7,942
Other.....................................................................            903         1,188
                                                                              -----------   -----------
                                                                                   92,641       121,130
Less: Current maturities..................................................        (34,175)      (36,233)
                                                                              -----------   -----------
  Long-term debt..........................................................    $    58,466   $    84,897
                                                                              ===========   ===========

     The senior note agreements contain various financial covenants, which among other things, require the maintenance of certain financial ratios. The most significant of these relate to debt to total capital; total debt as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA); and minimum consolidated net worth. The Company is currently in compliance with all of its financial covenants.

     At December 31, 2003, principal obligations on notes payable and long-term debt are as follows:

2004.......................................................    $    34,175
2005.......................................................         30,177
2006.......................................................         28,081
2007.......................................................             84
2008.......................................................              9
Thereafter.................................................            115
                                                               -----------
  Total....................................................    $    92,641
                                                               ===========

     On December 23, 2003, the Company entered into a new $40,000 revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The new facility replaced the previous $40,000 facility, which was to expire on January 31, 2004. The new credit facility makes available to the Company $40,000 of committed borrowings and expires on December 23, 2006. The credit facility carries fees of 0.25% on the amount of unborrowed principal under the agreement. As of December 31, 2003 and 2002, there were no borrowings under the facility.

9 -- REDEEMABLE PREFERRED STOCK

     On December 1, 1991, the Company and its stockholders agreed to exchange $97,000 of advances from stockholders (including interest payable of $12,604) for 0.97 shares of no par value, 7 -1/2% Cumulative Series A preferred stock (Series A preferred stock). Dividends are cumulative from the date of issuance and are subtracted from net income in 2003, 2002 and 2001 in determining net income available/(loss applicable) to common stockholders. The Series A preferred stock was authorized and issued on May 5, 1992 and has no voting rights except as required by law or in respect to certain matters involving the Series A preferred stock. The shares are redeemable at any time in whole or in part for $100,000 per share plus accrued unpaid dividends to the date of redemption. The total redemption value of the Series A preferred stock at December 31, 2003 and 2002 in the amounts of $177,025 and $169,750, respectively, is classified on the Company's balance sheet as Redeemable cumulative series A preferred stock and includes $80,025 and $72,750 of accrued and unpaid dividends, respectively. The liquidation value is $100,000 per share plus accrued dividends to be paid on a pro rata basis from assets available after payment of debt and prior to any distribution on common stock.

10 -- STOCKHOLDERS' EQUITY

     In addition to the Series A preferred stock, the Company has the authority to issue 1,000 shares of preferred stock having a par value of $.01 per share. No such shares have been issued as of December 31, 2003.

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

     No dividend was declared or paid to common stockholders in 2003, 2002 or 2001.

     Accumulated other comprehensive loss consists of the following:

                                                FOREIGN      MARKETABLE                  ACCUMULATED
                                               CURRENCY      SECURITIES     MINIMUM         OTHER
                                              TRANSLATION    VALUATION      PENSION     COMPREHENSIVE
                                              ADJUSTMENT     ADJUSTMENT    LIABILITY        LOSS
                                             ------------    ----------    ---------    -------------
Balances, December 31, 2000...............   $    (48,360)   $      228    $      --    $     (48,132)
  Current period change...................        (14,239)         (867)          --          (15,106)
                                             ------------    ----------    ---------    -------------
Balances, December 31, 2001...............        (62,599)         (639)          --          (63,238)
  Current period change...................         23,399        (2,824)      (2,123)          18,452
                                             ------------    ----------    ---------    -------------
Balances, December 31, 2002...............        (39,200)       (3,463)      (2,123)         (44,786)
  Current period change...................         36,850         2,998        2,123           41,971
                                             ------------    ----------    ---------    -------------
Balances, December 31, 2003...............   $     (2,350)   $     (465)   $      --    $      (2,815)
                                             ============    ==========    =========    =============

     The change in the marketable securities valuation adjustment for the year ended December 31, 2003 includes unrealized holding gains of $2,714 ($4,275 pre-tax) on the Company's available-for-sale securities. The remaining $284 ($451 pre-tax) relates to a reduction to other comprehensive loss resulting from the investment loss discussed in Note 1.

     Majority stockholders of the Company are Eastman Chemical Company and Danisco A/S (Danisco), with each holding approximately 42% of the common stock outstanding and 50% each of the Series A preferred stock outstanding.

     On November 30, 2001, executive officers of the Company surrendered 350 vested, restricted shares to the Company at a value of $16.09 per share, to pay principal and interest due on notes receivable for restricted common stock on January 27, 2002 by each respective officer. The surrendered shares were recorded as treasury shares, accounted for under the cost method.

     On August 21, 2002, in order to eliminate all stock-related loans, executive officers of the Company surrendered 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and interest on obligations under notes issued in connection with their purchase of restricted common stock. The Company recorded the surrendered shares as treasury shares, accounted for under the cost method. As of December 31, 2002, the balance on these notes was eliminated.

11 -- EMPLOYEE BENEFIT PLANS

2002 Omnibus Incentive Plan

     On March 12, 2002, the Company adopted the Genencor International, Inc. 2002 Omnibus Incentive Plan (the OI Plan). The OI Plan became effective on May 30, 2002 upon approval by the stockholders at the Annual Meeting. The OI Plan serves as a successor plan to the SOAR Plan. Employees, outside directors, consultants, advisors and independent contractors retained by the Company are eligible to participate in the OI Plan. The OI Plan allows for the grant, at not less than 100% of the market value as of the date of grant, of non-qualified and incentive stock options to purchase the Company's common stock and stock appreciation rights (SARs), based on the underlying value of the Company's common stock. The OI Plan also allows for the grant of restricted and unrestricted stock awards, performance shares (stock or stock-based awards contingent upon attaining performance objectives) or performance units (units valued by reference to chosen criteria). Under the terms of the OI Plan, the Company has the ability to grant awards representing up to 6,800 shares of common stock. In addition, any shares remaining, or shares that become available under the SOAR Plan will be available for grant of awards under the OI Plan. Generally, stock options and SARs vest and become exercisable, ratably over a three-year period. These options expire 10 years from their grant date. Restrictions, if any, on stock awards generally expire at the end of a three year period.

Stock Option and Stock Appreciation Right Plan

     On December 9, 1999, the Company adopted the SOAR Plan. Employees, outside directors, consultants and advisors of the Company were eligible to participate in the SOAR Plan. The SOAR Plan allowed for the grant, generally at market value as of the date of grant, of incentive or non-statutory stock options to purchase the Company's common stock and stock appreciation rights (SARs), based on the underlying value of the Company's common stock. Under the terms of the SOAR Plan, the Company had the ability to grant stock options and SARs representing up to 9,000 shares of common stock, of which 5,774 stock options and 12 SARs remained outstanding as of December 31, 2003. Options vest ratably over a three-year period and expire 10 years from their grant date. SARs vest 50% after three years, the remaining 50% after four years, and expire 10 years from their grant date. The OI Plan replaced the SOAR Plan.

     The following table summarizes the stock option activity for the years ending:

                                                           WEIGHTED AVERAGE    EXERCISABLE    WEIGHTED AVERAGE
                                             OPTIONS        EXERCISE PRICE       OPTIONS       EXERCISE PRICE
                                             -------       ----------------    -----------    ----------------
Options outstanding at
  December 31, 2000.................           4,889            10.84                  -            N/A
    Granted.........................           1,384            12.50                  -
    Exercised.......................             (35)            9.84                  -
    Forfeited.......................            (107)           12.77                  -
                                             -------
Options outstanding at
    December 31, 2001...............           6,131            11.19              1,841          $  10.97
    Granted.........................           3,012            10.98                  -
    Exercised.......................             (82)            9.70                  -
    Forfeited.......................            (205)           11.13                  -
                                             -------
Options outstanding at
  December 31, 2002.................           8,856            11.13              4,359          $  11.02
    Granted.........................           1,695            14.46                  -
    Exercised.......................            (614)           10.77                  -
    Forfeited.......................             (90)           13.18                  -
                                             -------
Options outstanding at
  December 31, 2003.................           9,847         $  11.71              6,608          $  11.06
                                             =======

     The following table summarizes additional information about stock options outstanding as of December 31, 2003:

                                        Options Outstanding                                           Options Exercisable
                        ----------------------------------------------------------              -----------------------------
    Range of                           Weighted Average           Weighted Average                           Weighted Average
Exercise Prices         Number      Remaining Contract Life        Exercise Price               Number        Exercise Price
---------------         ------      -----------------------        --------------               ------        --------------
$ 8.00 - $10.00          4,404              6.24                     $  9.70                     4,270          $  9.70
$10.01 - $15.00          4,544              8.68                     $ 12.37                     1,692          $ 11.51
$15.01 - $20.00            781              6.81                     $ 17.30                       527          $ 17.75
$20.01 - $25.00            100              6.82                     $ 23.15                       100          $ 23.15
$25.01 - $34.00             18              6.78                     $ 28.87                        19          $ 28.87
                        ------                                                                  ------
                         9,847              7.42                     $ 11.71                     6,608          $ 11.06
                        ======                                                                  ======

     Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company has elected to continue to account for stock options in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock options been determined consistent with the provisions of SFAS No. 123, the weighted average grant date fair value of options granted in 2003, 2002 and 2001 is summarized below:

                                                 2003                       2002                       2001
                                           -----------------         -------------------        -------------------
                                           Fair     Exercise         Fair       Exercise        Fair       Exercise
                                           Value     Price           Value       Price          Value       Price
                                           -----    --------         -----      --------        -----      --------
Options whose exercise price
  equaled grant date market value.....     $5.70    $  14.46         $4.46      $  10.99        $5.71      $  13.46

Options whose exercise price was
  less than grant date market value...      N/A        N/A            N/A          N/A           5.53         10.19

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     2003          2002          2001
                                   --------      --------      --------
Expected life...............       4 years       4 years       4 years
Interest rate...............          2.33%         3.31%         4.05%
Volatility..................          47.4%         47.3%         48.2%
Dividend yield..............           N/A           N/A           N/A

     On a pro forma basis, had compensation cost for the Company's stock option plans been determined based on the weighted average fair value at the grant date, the Company's net income available/(loss applicable) and earnings/(loss) per share would have been reduced to the pro forma amounts shown below:

                                                                           YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                      2003         2002        2001
                                                                    ---------    --------     -------
Net income available/(loss applicable)
   to holders of common stock as reported....................       $  15,533    $ (1,478)    $10,499
Add: Stock-based employee compensation expense
   included in reported net income available/
   (loss applicable), net of related tax.....................             317         981       1,169
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effect.....................          (5,716)     (7,407)     (4,707)
                                                                    ---------    --------     -------
Pro forma net income available/(loss applicable) ............       $  10,134    $ (7,904)    $ 6,961
                                                                    =========    =========    =======
Earnings/(loss) per share:
  Basic - as reported........................................       $    0.26    $  (0.02)    $  0.18
  Basic  - pro forma.........................................            0.17       (0.13)       0.12
  Diluted - as reported......................................            0.26       (0.02)       0.17
  Diluted  - pro forma.......................................       $    0.17    $  (0.13)    $  0.11

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

     SARs are accounted for under the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25." FIN 28 requires that compensation expense be recognized over the vesting period for any increase in the estimated market value of the underlying stock. Decreases in the estimated market value of the underlying stock in subsequent periods would cause compensation expense to be reduced in that period although the related accrued liability would never be reduced below zero. In 2003, 2002 and 2001, the Company recorded compensation expense of $60, compensation income of $47 and $593, respectively, to reflect the change in the market value of common stock during the period in relation to the grant price of the Company's outstanding SARs. At December 31, 2003 and 2002 there were 12 and 14 SARs, respectively, outstanding, of which 5 were exercisable as of December 31, 2003.

Restricted Stock Awards

     On June 6, 2003, the Company granted 47 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the grant date. Deferred compensation expense of $675 was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the awards.

     On November 6, 2002, the Company granted 75 shares of restricted common stock to its chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the grant date. Deferred compensation expense of $807 was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

Conversion to Restricted Stock Units

     During the fourth quarter of 2003, the Company allowed certain executive officers to convert 92 previously issued restricted shares of common stock to restricted stock units. As a result, the restricted common stock was canceled and new restricted stock units were granted with vesting beginning as of the grant date of the previously issued restricted common stock. The conversion had no impact on the deferred compensation expense recognized.

Conversion of Stock Appreciation Rights

     During the fourth quarter of 2001, the Company converted 451 previously issued SARs to stock options. As a result, the SARs were canceled and new stock options were granted at the exercise price and with vesting beginning as of the grant date of the previously issued SARs. At the date of conversion, the accrued compensation liability of $797 related to the SARs was reversed. For the new stock options, stock-based compensation was then calculated as the difference between the exercise price and the fair value of the new stock options on the conversion date. For the vested portion of the stock options, the Company recognized compensation expense of $655 in 2001. For the unvested portion, deferred stock-based compensation expense of $328 was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the remaining vesting period of the options.

Deferred Stock-Based Compensation

     In connection with the grant of 881 stock options to employees between January 1, 2000 and July 27, 2000, the Company recorded deferred compensation expense of $7,112. Deferred compensation for options granted to employees is determined based on the difference between the grant price and the fair value of our common stock on the date we granted the options. This amount was recorded as a component of stockholders' equity and amortized as a charge to operations over the vesting period of the options.

     In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the year ended December 31, 2003 was $403. For the year ended December 31, 2002, these awards resulted in an expense of $3,243, which included the acceleration of deferred compensation expense related to elimination of all stock-related loans resulting from the surrender to us of 1,430 restricted shares by certain executive officers.

     In total, including the restricted stock awards and elimination of all stock-related loans in 2002, amortization of deferred stock-based compensation expense for 2003 and 2002 was $803 and $3,746, respectively, and was reported in our Consolidated Statement of Operations as follows:

                                                             2003        2002
                                                             -----      ------
Cost of products sold....................................    $  30      $  382
Research and development.................................      267         745
Sales, marketing and business development................       66       1,271
General and administrative...............................      440       1,348
                                                             -----      ------
Total amortization of deferred stock-based compensation..    $ 803      $3,746
                                                             =====      ======

Employee Stock Purchase Plan

     On March 13, 2001, the Company adopted the Genencor International, Inc. Employee Stock Purchase Plan (the ESPP) and made a total of 2,000 shares of common stock available for issuance under the plan. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the closing prices for the stock as of the beginning or the end of each six-month offering period. The offering periods generally begin in January and July. The first offering period began July 1, 2001. Purchases are limited to 15% of the employee's compensation and may not exceed 1 shares per offering period. At December 31, 2003 and 2002, 146 and 153 shares, respectively, had been issued. At December 31, 2001, no shares had been issued.

Defined Contribution Pension Plans

     The Company maintains employee benefit plans in the United States which allow its eligible employees to make contributions, up to a certain limit, on a tax deferred basis under Section 401(k) of the Internal Revenue Code.

     The Company also contributes to the plans. Total employer contributions to the plans for 2003, 2002 and 2001 amounted to $3,153, $2,869 and $2,612, respectively.

Deferred Compensation Plan

     On September 10, 2003, the Company adopted the Genencor International, Inc. Nonqualified Deferred Compensation Plan (the NQDC Plan). The NQDC Plan became effective on September 15, 2003 with deferrals of compensation beginning with compensation payable on or after January 1, 2004. The NQDC Plan allows eligible employees and directors the opportunity to defer the receipt of a portion of their salary, bonus, restricted stock units, and gains from the exercise of stock options. No deferred compensation was recorded as of December 31, 2003. However, certain executive officers elected to defer restricted stock units as allowed under the NQDC Plan during 2003.

Defined Benefit Pension and Other Postretirement Benefits

         The Company provides defined benefit pension and postretirement benefit plans to employees. Using a measurement date of December 31 for each of the Company's plans, the following provides a reconciliation of benefit obligations, plan assets, and funded status of all plans of the Company:

                                                         PENSION BENEFITS                    OTHER BENEFITS
                                                 -------------------------------        ------------------------
                                                      2003             2002               2003            2002
                                                 -------------     -------------        --------        --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ......   $      57,071     $      41,995        $  2,031        $  1,945
Service cost .................................           4,208             3,359             200             213
Interest cost ................................           3,339             2,675             153             136
Plan participants' contributions .............             280               218              --              --
Amendments ...................................             235                --              --              --
Actuarial (gain)/loss ........................          (1,683)            4,162             529             392
Curtailment ..................................              --                (2)             --            (616)
Benefits paid ................................          (2,880)           (2,099)            (93)            (39)
Translation ..................................           9,367             6,763              --              --
                                                 -------------     -------------        --------        --------
Benefit obligation at end of year ............   $      69,937     $      57,071        $  2,820        $  2,031
                                                 =============     =============        ========        ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year   $      66,345     $      62,094        $     --        $     --
Actual return on plan assets .................           6,489            (6,672)             --              --
Employer contributions .......................           5,437             3,783              --              --
Plan participants' contributions .............             280               218              --              --
Benefits paid ................................          (2,880)           (2,099)             --              --
Translation ..................................          11,858             9,021              --              --
                                                 -------------     -------------        --------        --------
Fair value of plan assets at end of year .....   $      87,529     $      66,345        $     --        $     --
                                                 =============     =============        ========        ========

FUNDED STATUS ................................   $      17,592     $       9,274        $ (2,820)       $ (2,031)
Unrecognized net actuarial (gain)/loss .......          14,911            16,517             890             404
Unrecognized net (asset)/obligation ..........              --                24              --              --
Unrecognized prior service cost ..............            (114)             (348)            109             162
                                                 -------------     -------------        --------        --------
Prepaid cost (accrued benefit) ...............   $      32,389     $      25,467        $ (1,821)       $ (1,465)
                                                 =============     =============        ========        ========
AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS CONSIST OF:
Prepaid benefit cost .........................   $      33,353     $      26,259        $     --        $     --
Accrued benefit cost .........................            (964)             (792)         (1,821)         (1,465)
                                                 -------------     -------------        --------        --------
Net amount recognized ........................   $      32,389     $      25,467        $ (1,821)       $ (1,465)
                                                 =============     =============        ========        ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
    NET PERIODIC BENEFIT COST:
        Discount rate.........................   5.25% -- 6.50%    5.50% -- 6.50%           6.00%           6.50%
        Expected return on plan assets........   5.25% -- 8.00%    5.50% -- 8.00%            N/A             N/A
        Rate of compensation increase.........   3.00% -- 6.50%    3.00% -- 6.50%            N/A             N/A
    BENEFIT OBLIGATIONS:
        Discount rate.........................   5.50% -- 6.00%    5.50% -- 6.50%           6.00%           6.50%
        Rate of compensation increase.........   3.00% -- 6.50%    3.00% -- 6.50%            N/A             N/A

                                                               PENSION BENEFITS                       OTHER BENEFIT
                                                         --------------------------------    -------------------------------
                                                           2003        2002        2001        2003       2002        2001
                                                         --------    --------    --------    --------   --------    --------
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost .........................................   $  4,208    $  3,359    $  2,655    $    200   $    213    $    161
Interest cost ........................................      3,339       2,675       2,293         153        136         114
Expected return on plan assets .......................     (4,911)     (4,519)     (4,373)         --         --          --
Amortization of net (asset)/obligation ...............         26          22          --          --         --          --
Amortization of prior service cost ...................        (64)        (46)        (42)         55         55          55
Recognized net actuarial (gain)/loss .................        694          60        (330)         42         26           2
                                                         --------    --------    --------    --------   --------    --------
Net periodic (benefit) cost ..........................      3,292       1,551         203         450        430         332
Curtailment ..........................................         --          58          --          --       (327)         --
                                                         --------    --------    --------    --------   --------    --------
          Total net periodic (benefit) cost ..........   $  3,292    $  1,609    $    203    $    450   $    103    $    332
                                                         ========    ========    ========    ========   ========    ========

         As a result of the reduction in the number of employees covered by the restructuring plan at the Company's Elkhart, Indiana facility, a curtailment loss is reflected in the net periodic pension cost for the 2002 period. No such loss was recorded in 2003. As part of the restructuring plan, the defined benefit plan was frozen and all the participants of the plan either no longer work for the Company or are covered under another plan. For the year ended December 31, 2003, the plan had no service cost. At December 31, 2003 and 2002 the fair market value of the assets in the plan was $622 and $519, respectively, all of which were in fixed income investments and money market funds.

         The fair market values of the active U.S. plans' assets are as follows at December 31:

                                      2003                                      2002
                      ---------------------------------------   ---------------------------------------
                                          PERCENTAGE OF TOTAL                       PERCENTAGE OF TOTAL
  ASSET CATEGORY      FAIR MARKET VALUE        FAIR VALUE       FAIR MARKET VALUE       FAIR VALUE
-------------------   -----------------   -------------------   -----------------   -------------------
Fixed Income               $  3,907                30%              $  2,838                33%
Money Market Funds               --                --                  2,482                29%
Equity Securities:
  Large Cap Growth            5,880                45%                 1,331                15%
  Mid Cap Growth                 --                --                    593                 7%
  Large Cap Value             3,284                25%                 1,333                16%

         The assets of the U.S. plan are intended to provide sufficient liquidity to meet the current and expected demands for benefit payments. The plan's investment policy provides the guidelines for the asset allocations of the portfolio. The asset allocation provides the basis to achieve a risk adjusted return to meet the current and future benefit payments. Each investment category is matched with a market index and is compared to the fund's performance on a quarterly basis. The asset allocation policy is 60% large cap equities, 10% mid cap equities and 30% fixed income with an acceptable +10 percentage points or - 10 percentage points deviation in any asset category. The U.S. plan's asset allocation policy represents a long-term view.

         The U.S. plan's investment policy allows for the asset mix to occasionally fall outside the policy range. However, any such divergence should not exist for more than three months. The investment policy allows for the purchase of common and preferred stock, fixed income investments such as certificates of deposit, commercial paper, U.S. Government Treasury's, agency securities, corporate bonds and mortgage backed securities. The investment policy prohibits the purchase of commodities, futures and options, unrestricted letterstock, private placements, venture capital, interest and principal only mortgage backed securities, securities on margin, selling short or the Company's stock. The investment policy also prohibits the purchase of stock from either of the Company's majority stockholders, Eastman Chemical Company or Danisco A/S.

         The U.S. plan's long-term expected rate of return on assets is 8.00%. The Company determined the long-term expected rate of return on assets based on benchmark indices blended using the U.S. plan's asset allocation. Until late December 2003, the asset allocation was 60% equity/40% fixed income. The portfolio return for 2003 was 13.30%. The benchmark indices of the S&P 500 and Lehman Brothers Aggregate had a blended return of 9.75% for 10 years, 10.95% for 15 years and 11.85% for 20 years.

         The accumulated benefit obligation of all U.S. defined benefit pension plans at December 31, 2003 and 2002 is $12,736 and $9,145, respectively.

         Estimated future benefit payments for all U.S. plans is as follows:

2004..........................................    $   377
2005..........................................        487
2006..........................................        577
2007..........................................        743
2008..........................................      1,175
2009-2013.....................................      8,837

         The estimated total contribution for all U.S. plans in 2004 is $1,598.

         In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum pension liability of $2,573 at December 31, 2002, for an underfunded plan in the Netherlands. This liability represented the excess of unfunded accumulated benefit obligation over the previously recorded pension cost liabilities. A corresponding amount was recognized as an intangible asset except to the extent these additional liabilities exceed related unrecognized prior service costs and transition obligations, in which case the increase in liabilities is charged directly to other comprehensive income. As of December 31, 2002, an after-tax charge of $2,123 was recorded to other comprehensive income. As of December 31, 2003, the fair value of the plan's assets had increased significantly from December 31, 2002 balance and exceeds the accumulated benefit obligation. In accordance with SFAS No. 87 the additional minimum pension liability recorded in 2002 was eliminated in 2003.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)," requires that the Company disclose the aggregate benefit obligation (BO) and plan assets of all plans in which the BO exceeds plan assets. Similar disclosure is required for all plans in which the accumulated benefit obligation (ABO) exceeds plan assets. BO reflects the present value of the pension obligation assuming salary increases. The ABO reflects this obligation based on the current salary levels (i.e. no salary increases). Accordingly, the ABO is a subset of the BO and the plans listed under the Plans with an ABO in excess of plans assets are also included in the amounts for Plans with BO in excess of plan assets. The aggregate BO and the plan assets are also disclosed for plans in which the plan assets exceed the BO. The amounts at December 31 for all of the Company's plans are as follows:

                                                                     2003                      2002
                                                           ------------------------   ------------------------
                                                             Benefit                    Benefit
                                                           Obligation   Plan Assets   Obligation   Plan Assets
                                                           ----------   -----------   ----------   -----------
Plans with BO in excess of plan assets...............      $   20,219   $    16,681   $   26,620   $    20,326
Plans with ABO in excess of plan assets..............             466            --       16,805        11,750
Plans with Assets in excess of plan BO...............          49,718        70,848       30,451        46,019

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The trend rates assumed for pre-65 claims graded to 5.0% in 2009 and were 9.0% in 2003, 10.0% in 2002 and 9.0% in 2001. The trend rates assumed for post-65 claims graded to 5.0% in 2011 and were 11.0% in 2003, 12.0% in 2002, and 9.0% in 2001. For both pre and post-65 claims, the trend rate was assumed to remain at 5.0% after 2009 and 2011, respectively. A one percentage point increase in assumed health care cost trend rates would increase total service and interest cost by $7 and increase the postretirement benefit obligation by $119. A one percentage point decrease in assumed health care cost trend rates would decrease total service and interest cost by $6 and decrease the postretirement benefit obligation by $98.

12 -- INCOME TAXES

         The provision for/(benefit from) income taxes consisted of the following for the years ended December 31:

                                                2003        2002        2001
                                              --------    --------    --------
Current:
  Federal .................................   $     --    $ (7,265)   $  2,780
  State ...................................         --          --         268
  Foreign .................................      4,414       8,582       3,878
                                              --------    --------    --------
                                                 4,414       1,317       6,926
                                              --------    --------    --------
Deferred:
  Federal and State .......................     (4,202)     (5,623)     (2,198)
  Foreign .................................      1,817        (718)      1,946
                                              --------    --------    --------
                                                (2,385)     (6,341)       (252)
                                              --------    --------    --------
Increase/(decrease) in valuation allowances      3,688       1,609        (100)
                                              --------    --------    --------
                                              $  5,717    $ (3,415)   $  6,574
                                              ========    ========    ========

         The components of deferred tax assets and liabilities consisted of the following at December 31:

                                                           2003        2002
                                                         --------    --------
Current assets and liabilities:
  Unrealized depreciation/(appreciation) on marketable
    equity securities ................................   $    490    $  2,059
  Deferred revenues ..................................      1,201       2,667
  Inventories ........................................       (244)        200
  Accrued expenses ...................................      1,251         929
  Foreign currency exchange ..........................        204         903
  Other items, net ...................................        378         338
                                                         --------    --------
                                                            3,280       7,096
                                                         --------    --------
Non-current assets and liabilities:
  Net operating loss and tax credit carryforwards ....     32,048      23,937
  Employee costs .....................................    (10,476)     (7,712)
  Depreciation and amortization ......................    (19,414)    (17,171)
  Other items, net ...................................       (860)       (188)
                                                         --------    --------
                                                            1,298      (1,134)
Valuation allowances .................................     (6,617)     (2,929)
                                                         --------    --------
  Net deferred tax liability .........................   $ (2,039)   $  3,033
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

         The Company has net operating loss carryforwards of $30,236 for U.S. tax purposes, which expire in 2022 through 2023. The Company also has net operating loss carryforwards of $5,922 for Chinese tax purposes, which expire in 2005 through 2007. The Company also has research and experimentation tax credit carryforwards of $11,315 for U.S. federal income tax purposes, which expire in 2004 through 2023. Additionally, the Company has alternative minimum tax credit carryforwards of $3,507, which may be used indefinitely to reduce U.S. federal income taxes. Statutory expiration or legislative rescission of certain tax credits currently benefiting the Company could have an adverse impact on the Company's effective income tax rate.

         A valuation allowance is provided for deferred tax assets if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The Company's valuation allowances are $6,617 and $2,929 at December 31, 2003 and 2002, respectively.

         The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows for the years ending December 31:

                                                                      2003      2002       2001
                                                                    --------  --------   --------
U.S. federal statutory income tax rate ........................       35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit .........       (0.4%)    (39.0%)      1.6%
Amortization of non-deductible intangible assets ..............        0.9%      55.4%       6.7%
Foreign and U.S. tax effects attributable to foreign operations      (21.7%)   (181.0%)     (6.6%)
Change in valuation allowances ................................       12.9%      67.6%      (0.4%)
Tax credits ...................................................       (6.2%)    (68.4%)     (6.7%)
Other, net ....................................................       (0.5%)    (13.0%)     (2.6%)
                                                                    -------   ---------  --------
                                                                      20.0%    (143.4%)     27.0%
                                                                    =======   =========  ========

         Effective January 1, 2003, a change in the Belgian tax law reduced the Belgian tax rate from 40.17% to 33.99%.

13 -- SEGMENT AND PRODUCT DATA

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," segments were determined based on products and services provided by each segment. Accounting policies for the segments are the same as those described in Note 1. Performance of the segments is evaluated based on operating income of the segment. No items below operating income are allocated to the segments. The Company accounts for transactions, if any, between the segments as though they were transactions with third parties at approximate market prices. There were no material inter-segment transactions in the periods presented. During 2003, the Company modified its managerial financial reporting to reflect two operating segments: Bioproducts and Health Care. Accordingly, the Company is providing data in this new financial structure for the years ended December 31, 2003, 2002 and 2001.

Segment Information

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

         The following table provides information by business segment; information for 2002 and 2001 has been restated to reflect the reorganized business segments:

FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                 Corporate   Consolidated
                                Bioproducts   Health Care     Segment Subtotal   and Other      Totals
                                -----------   -----------     ----------------   ---------   ------------
Product revenue .............   $   362,143   $         -     $        362,143   $       -   $    362,143
Fees and royalty revenues ...        20,594           425               21,019           -         21,019
Total revenues ..............       382,737           425              383,162           -        383,162
Research and development ....        45,687        26,847               72,534           -         72,534
Operating income/(loss) .....        65,372       (33,648)              31,724         526         32,250
Total assets ................       516,434        18,416              534,850     177,572        712,422
Depreciation and amortization        34,462         1,200               35,662           -         35,662
Capital additions ...........        24,884         7,965               32,849           -         32,849

FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                 Corporate   Consolidated
                                Bioproducts   Health Care     Segment Subtotal   and Other      Totals
                                -----------   -----------     ----------------   ---------   ------------
Product revenue .............   $   329,337   $         -     $       329,337    $      -    $   329,337
Fees and royalty revenues ...        20,666            75              20,741           -         20,741
Total revenues ..............       350,003            75             350,078           -        350,078
Research and development ....        40,844        29,346              70,190           -         70,190
Operating income/(loss) .....        44,564       (40,873)              3,691       3,571          7,262
Total assets ................       467,782         5,719             473,501     181,421        654,922
Depreciation and amortization        31,127         2,064              33,191           -         33,191
Capital additions ...........        18,153         1,397              19,550           -         19,550

FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                     Corporate   Consolidated
                                    Bioproducts   Health Care     Segment Subtotal   and Other      Totals
                                    -----------   -----------     ----------------   ---------   ------------
Product revenue ................    $   311,110   $         -     $       311,110    $      -    $   311,110
Fees and royalty revenues ......         14,908             -              14,908           -         14,908
Total revenues .................        326,018             -             326,018           -        326,018
Research and development .......         43,458        16,645              60,103           -         60,103
Operating income/(loss) ........         47,981       (24,105)             23,876         836         24,712
Total assets ...................        421,157         7,256             428,413     220,585        648,998
Depreciation and amortization...         35,346           828              36,174           -         36,174
Capital additions ..............         24,725             -              24,725           -         24,725

         The following table provides a reconciliation of segment information to total consolidated information:

                                                                    2003          2002          2001
                                                                 ----------    ----------    ----------
Net income:
  Operating income for reportable segments ...................   $   31,724    $    3,691    $   23,876
  Other (income) .............................................         (526)       (3,571)         (836)
  Investment expense .........................................        1,018         1,500             -
  Interest expense ...........................................        6,667         8,587        10,433
  Interest (income) ..........................................       (3,960)       (5,207)      (10,069)
  Provision for/(benefit from) income taxes ..................        5,717        (3,415)        6,574
                                                                 ----------    ----------    ----------
          Consolidated net income ............................   $   22,808    $    5,797    $   17,774
                                                                 ==========    ==========    ==========

Total assets:
  Total assets for reportable segments .......................   $  534,850    $  473,501    $  428,413
  Cash and cash equivalents not allocated to
    business segments ........................................      158,167       163,376       209,497
  Deferred tax assets ........................................       19,405        18,045        11,088
                                                                 ----------    ----------    ----------
          Total consolidated assets ..........................   $  712,422    $  654,922    $  648,998
                                                                 ==========    ==========    ==========

         Long-lived assets include property, plant, and equipment, goodwill, intangible assets, and investments and other assets and are attributed to countries based on physical location. Included in non-U.S. long-lived assets are approximately $63,000 in 2003, $51,000 in 2002, and $44,000 in 2001 in Belgium
and approximately $45,000 in 2003, $39,000 in 2002 and $35,000 in 2001 in
Finland. Geographical information is as follows:

                                                                     U.S.        NON-U.S.    CONSOLIDATED
                                                                   --------      --------    ------------
2003
Product revenue ............................................       $147,969      $214,174      $362,143
Long-lived assets ..........................................       $204,811      $152,559      $357,370
2002
Product revenue ............................................       $149,954      $179,383      $329,337
Long-lived assets ..........................................       $195,177      $133,315      $328,492
2001
Product revenue ............................................       $141,683      $169,427      $311,110
Long-lived assets ..........................................       $179,282      $117,528      $296,810

         Product revenue by similar product groupings is as follows:

                                                                     2003          2002          2001
                                                                   --------      --------      --------
Protein degrading enzyme products ..........................       $173,983      $171,213      $177,573
Starch degrading enzyme products ...........................        111,144       102,443        85,168
Cellulose degrading enzyme products.........................         54,142        40,623        34,169
Other ......................................................         22,874        15,058        14,200
                                                                   --------      --------      --------
          Total ............................................       $362,143      $329,337      $311,110
                                                                   ========      ========      ========

14 -- RELATED PARTY TRANSACTIONS

         Danisco A/S and its affiliates purchased products from the Company for approximately $13,000, $11,000 and $9,000 during the years ended December 31, 2003, 2002, and 2001, respectively. The Company purchased products from and/or through these related parties for approximately $2,000, $3,000, and $4,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Also, the Company received approximately $70 and $400 in fees and royalty revenues from a Danisco affiliate during 2003 and 2002, respectively. No such fees and royalty revenues were received in 2001. These revenues were received under a collaboration agreement for the development and commercialization of enzymes for the animal feed market. In October 2000, the Company signed an exclusive four-year agreement with Danisco for the development of innovative bioingredients for the food industry. During the years ended December 31, 2003, 2002 and 2001, the Company received approximately $1,500, $1,100 and $1,300, respectively, in fees and royalty revenues under this agreement.

         At December 31, 2003 and 2002, the Company had amounts due from Danisco of $111 and $377, respectively. At December 31, 2003 and 2002, the Company had amounts due to Danisco of $960 and $227, respectively.

         The Company had outstanding relocation-related notes receivable with balances totaling $3,400 and $3,222 from officers of the Company at December 31, 2003 and 2002, respectively. The notes are non-interest bearing and are due at the conclusion of five years from the date of issuance. Accordingly, interest income is imputed at 3.97% to 6.80% per year on the notes, with an offset recorded as compensation expense.

         On June 6, 2003, the Company granted 47 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the grant date. Deferred compensation expense of $675 was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the awards.

         During November 2002, the Company granted 75 shares of restricted common stock to its chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the grant date. Deferred compensation expense of $807 was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders' equity and will be amortized as a charge to operations over the vesting period of the award.

         The Company also had outstanding promissory notes of $14,647 at December 31, 2001. This amount related to the exercise of stock options and purchase of restricted shares by executive officers of the Company during April 2000. In November 2001, the Company allowed these executive officers to surrender 350 vested, restricted shares to the Company at a value of $5,630, to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, the Company's executive officers surrendered 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and accrued interest on their obligations under these notes. The Company is holding the surrendered shares as treasury stock.

15 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                  2003       2002       2001
                                                --------   --------   --------
Interest paid ...............................   $  7,145   $  9,065   $ 10,433
                                                ========   ========   ========
Taxes paid ..................................   $  5,803   $  6,244   $  9,728
                                                ========   ========   ========
Schedule of non-cash investing and
  financing activity:
Acquisition of treasury stock in exchange for
  notes and interest receivable .............   $     --   $ 15,202   $  5,316
                                                ========   ========   ========
Debt of acquired business ...................   $     --   $    974   $     --
                                                ========   ========   ========
Issuance of restricted stock ................   $    675   $    807   $     --
                                                ========   ========   ========
Intangible assets acquired in non-cash
  settlement ................................   $  2,850   $     --   $     --
                                                ========   ========   ========

16 -- COMMITMENTS AND CONTINGENCIES

         The Company, from time to time, is involved in legal proceedings involving claims against the Company, which are handled and defended in the ordinary course of business. While the resolution of such litigation could have a material effect on earnings and cash flows in the year of resolution, none is currently expected to have a material adverse effect on the financial condition of the Company as of December 31, 2003.

17 -- SELECTED QUARTERLY DATA (UNAUDITED)

                                               FIRST    SECOND     THIRD    FOURTH
2003                                          QUARTER   QUARTER   QUARTER   QUARTER
----                                          -------   -------   -------   -------
Product revenue .........................     $90,038   $89,744   $89,795   $92,566
Gross profit ............................      39,197    37,958    37,699    39,806
Net income ..............................       6,520     7,619     4,099     4,570
Net income available to holders of common
  stock .................................       4,701     5,800     2,281     2,751
Basic earnings per common share .........     $  0.08   $  0.10   $  0.04   $  0.05
                                              =======   =======   =======   =======
Diluted earnings per common share .......     $  0.08   $  0.10   $  0.04   $  0.04
                                              =======   =======   =======   =======

                                               FIRST    SECOND     THIRD    FOURTH
2002                                          QUARTER   QUARTER   QUARTER   QUARTER
----                                          -------   -------   -------   -------
Product revenue ............................  $75,548   $85,470   $85,931   $82,388
Gross profit ...............................   33,430    39,374    35,661    34,489
Net (loss)/income ..........................   (1,059)    4,783     2,952      (879)
Net (loss applicable)/income available to
  holders of common stock ..................   (2,878)    2,964     1,134    (2,698)
Basic (loss)/earnings per common share .....  $ (0.05)  $  0.05   $  0.02   $ (0.05)
                                              =======   =======   =======   =======
Diluted (loss)/earnings per common share ...  $ (0.05)  $  0.05   $  0.02   $ (0.05)
                                              =======   =======   =======   =======

                                               FIRST     SECOND     THIRD    FOURTH
2001                                          QUARTER    QUARTER   QUARTER   QUARTER
----                                          -------    -------   -------   -------
Product revenue .........................     $75,268   $78,514   $77,847   $79,481
Gross profit ............................      34,370    34,987    33,715    35,052
Net income ..............................       6,277     4,109     3,370     4,018
Net income available to holders of common
  stock .................................       4,458     2,290     1,552     2,199
Basic earnings per common share .........     $  0.07   $  0.04   $  0.03   $  0.04
                                              =======   =======   =======   =======
Diluted earnings per common share .......     $  0.07   $  0.04   $  0.03   $  0.04
                                              =======   =======   =======   =======

18 -- COLLABORATIVE AGREEMENTS

         During April 2003, the Company announced that it had exceeded the project goal of its contract with NREL to further the development of an economically-viable enzymatic process for converting biomass to ethanol. Expanding on the Company's research in this area, the Company announced in September 2003, that Cargill Dow LLC had named the Company as its development partner to create advanced enzyme systems for a biomass project supported by the U.S. Department of Energy.

         During 2003, the Company amended its strategic alliance with Seattle Genetics, Inc., which was formed in January 2002 to jointly discover and develop a class of cancer therapeutics. Under the modified terms of the alliance, the companies extended the term of the collaboration by two additional years and the Company obtained a non-exclusive license to Seattle Genetics's proprietary antibody-directed enzyme prodrug therapy (ADEPT) technology for use with multiple targets. The companies have the option to either co-develop or independently develop products utilizing the other party's technology, subject to the payment of fees, milestones and royalties on net sales of independent products. In July 2003, the Company made a payment of $500 to Seattle Genetics in accordance with this amended agreement. During 2002, the Company made an equity investment in Seattle Genetics of $3,000 and made a $500 payment in accordance with the original agreement.

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

         During July 2001, the Company acquired a 10% ownership interest in and entered into a license agreement with Epimmune Inc. The Company also entered into a research collaboration agreement with Epimmune Inc. Although the Company's investment in Epimmune Inc. is considered available-for-sale, the Company currently has no intent to liquidate its investment. Therefore, the investment is recorded at fair value within investments and other assets. In December 2001, we increased our equity stake in Epimmune and made our first research milestone payment.

         During October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new, proprietary technology platform for the development of new biomaterials. The terms of the agreement included an upfront payment, which is being recognized over the term of the agreement, research funding and milestone payments.

19 -- SUBSEQUENT EVENTS

         In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This Position permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act). Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor of such a plan to change previously reported information. The Company's financial statements do not reflect the Act due to the level of uncertainty about the pending guidance.

FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

                                   SCHEDULE II

                  GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    ADDITIONS     DEDUCTIONS/     BALANCE AT
                                             BEGINNING     CHARGED TO      AMOUNTS          END
                                             OF PERIOD      EARNINGS     WRITTEN OFF     OF PERIOD
                                             ----------    ----------    -----------     ---------

                                                            (AMOUNTS IN THOUSANDS)
Year Ended December 31, 2003
  Deducted in the Consolidated Balance
     Sheet:
  From current assets:
     Trade accounts receivable, allowance
       for doubtful accounts ............    $ (2,770)     $   (838)     $  1,574        $(2,034)
     Reserve for obsolete and slow moving
       inventory and lower of cost or
        market adjustments ..............      (2,679)       (3,084)        2,999         (2,764)
                                             --------      --------      --------        -------
  Total .................................      (5,449)       (3,922)        4,573         (4,798)
                                             ========      ========      ========        =======
  Deferred tax valuation allowance ......      (2,929)       (3,711)           23         (6,617)
                                             ========      ========      ========        =======
  From current liabilities:
     Restructuring reserves .............        (805)           --           358           (447)
                                             ========      ========      ========        =======
Year Ended December 31, 2002
  Deducted in the Consolidated Balance
     Sheet:

  From current assets:
     Trade accounts receivable, allowance
       for doubtful accounts ............      (2,628)         (557)          415         (2,770)
     Reserve for obsolete and slow moving
       inventory and lower of cost or
        market adjustments ..............      (1,789)       (1,205)          315         (2,679)
                                             --------      --------      --------        -------
  Total .................................      (4,417)       (1,762)          730         (5,449)
                                             ========      ========      ========        =======
  Deferred tax valuation allowance ......      (1,320)       (1,609)           --         (2,929)
                                             ========      ========      ========        =======
  From current liabilities:
     Restructuring reserves .............        (234)      (16,427)       15,856           (805)
                                             ========      ========      ========        =======
Year Ended December 31, 2001
  Deducted in the Consolidated Balance
     Sheet:

  From current assets:
     Trade accounts receivable, allowance
       for doubtful accounts ............      (2,574)         (255)          201         (2,628)
     Reserve for obsolete and slow moving
       inventory and lower of cost or
        market adjustments ..............      (2,043)           --           254         (1,789)
                                             --------      --------      --------        -------
  Total .................................      (4,617)         (255)          455         (4,417)
                                             ========      ========      ========        =======
  Deferred tax valuation allowance ......      (1,420)         (680)          780         (1,320)
                                             ========      ========      ========        =======
  From current liabilities:
     Restructuring reserves .............      (2,679)           --         2,445           (234)
                                             ========      ========      ========        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

   Disclosure Controls and Internal Controls

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

   Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including Jean-Jacques Bienaime, our Chairman, Chief Executive Officer and President, and Raymond J. Land, our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, Mr. Bienaime and Mr. Land concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report.

   Changes in Internal Controls Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from our definitive proxy statement to be issued in connection with our Annual Meeting of Stockholders on May 27, 2004 under the captions "Proposed for Election as Directors for a Three-Year Term Expiring in 2007," " Directors Whose Terms Do Not Expire at the Meeting," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," which proxy statement will be filed within 120 days after the end of our 2003 fiscal year.

     We have adopted a code of conduct that applies to our directors, officers and employees, which is attached to this Report as Exhibit 99.1.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from our definitive proxy statement to be issued in connection with our Annual Meeting of Stockholders on May 27, 2004 under the caption "Executive Compensation" (excepting the "Report of the

Management Development and Compensation Committee" and the "Stock Price Performance Graph"), which proxy statement will be filed within 120 days after the end of our 2003 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from our definitive proxy statement to be issued in connection with our Annual Meeting of Stockholders on May 27, 2004 under the caption "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed within 120 days after the end of our 2003 fiscal year.

Equity Compensation Plan Information

                                                                                                 Number of securities remaining
                                   Number of securities to be                                    available for future  issuance
                                   issued upon exercise of         Weighted-average exercise        under equity compensation
                                 outstanding options, warrants   price of outstanding options,     plans (excluding securities
Plan category                            and rights                    warrants and rights           reflected in column (a))
                                             (a)                             (b)                                (c)
-----------------------------    -----------------------------   -----------------------------   -------------------------------
Equity compensation plans
approved by security holders              9,846,948                        $ 11.71                        3,231,141
Equity compensation plans not
approved by security holders                      _                            N/A                                _

Total                                     9,846,948                        $ 11.71                        3,231,141

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from our definitive proxy statement to be issued in connection with our Annual Meeting of Stockholders on May 27, 2004 under the caption "Certain Transactions," which proxy statement will be filed within 120 days after the end of our 2003 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference from our definitive proxy statement to be issued in connection with our Annual Meeting of Stockholders on May 27, 2004 under the caption "Selection of Our Independent Accountants," which proxy statement will be filed within 120 days after the end of our 2003 fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Item 15(a)(1):

          Consolidated Financial Statements:
               Report of Independent Auditors
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

Item 15(a)(2):

     The following financial statement schedule is filed as part of this Report:

          Schedule II- Valuation and Qualifying Accounts

Item 15(a)(3) and 15(c):

     See Index to Exhibits

Item 15(b):

     On October 30, 2003, we furnished a Current Report on Form 8-K regarding our press release concerning financial results for the three months and nine months ended September 30, 2003 under Item 12. The press release, including condensed financial statements and other financial information, was reported under Item 7.

Item 15(d):

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

                                                   GENENCOR INTERNATIONAL, INC.

Date: March 12, 2004                               By: /s/ Jean-Jacques Bienaime
                                                       -------------------------
                                                   Jean-Jacques Bienaime
                                                   Chairman, Chief Executive
                                                   Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                   Title                          Date
          ---------                                   -----                          ----
/s/ Jean-Jacques Bienaime           Director, Chairman, Chief Executive         March 12, 2004
-------------------------           Officer and President
Jean-Jacques Bienaime               (Principal Executive Officer)


/s/ Raymond J. Land                 Senior Vice President and                   March 12, 2004
-------------------------           Chief Financial Officer
Raymond J. Land                     (Principal Financial Officer)

/s/ Darryl L. Canfield              Vice President and Corporate Controller     March 12, 2004
-------------------------           (Principal Accounting Officer)
Darryl L. Canfield

/s/ Soren Bjerre-Nielsen            Director                                    March 12, 2004
-------------------------
Soren Bjerre-Nielsen

/s/ Gregory O. Nelson               Director                                    March 12, 2004
-------------------------
Gregory O. Nelson

/s/ Bruce C. Cozadd                 Director                                    March 12, 2004
-------------------------
Bruce C. Cozadd

/s/ Jorgen Rosenlund                Director                                    March 12, 2004
-------------------------
Jorgen Rosenlund

/s/ Theresa K. Lee                  Director                                    March 12, 2004
-------------------------
Theresa K. Lee

/s/ Robert H. Mayer                 Director                                    March 12, 2004
-------------------------
Robert H. Mayer

/s/ Joseph A. Mollica               Director                                    March 12, 2004
-------------------------
Joseph A. Mollica

/s/ Norbert G. Riedel               Director                                    March 12, 2004
-------------------------
Norbert G. Riedel

/s/ James P. Rogers                 Director                                    March 12, 2004
-------------------------
James P. Rogers

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

     4.5 Amendment No. 1 dated as of September 25, 1996 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     4.6 Amendment No. 2 dated as of December 31, 1996 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     4.7 Amendment No. 3 dated as of May 5, 2000 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     4.8 Amendment No. 4 dated as of October 1, 2000 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     4.9 Amendment No. 5 dated as of April 17, 2002 to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     *4.10 $40,000,000 Three Year Credit Agreement dated as of December 23, 2003 by and among the Company, the Lenders party thereto and ABN AMRO BANK, N.V., as Administrative Agent.

(9)  Voting Trust Agreement

          Not applicable.

(10) Material Contracts

     10.1 Stockholder Agreement between the Company, Eastman Chemical Company and Danisco A/S, dated July

            25, 2000 is incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 26, 2000.

     10.2 First Amendment to Stockholder Agreement, dated February 16, 2001, between the Company, Eastman Chemical Company and Danisco A/S is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     10.3 Second Amendment to Stockholder Agreement, dated November 15, 2002, between the Company, Eastman Chemical Company and Danisco A/S is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     *10.4 Third Amendment to Stockholder Agreement, dated as of April 2, 2003, by and among the Company, Eastman Chemical Company and Danisco A/S.

     10.5 Form of Indemnification Agreement between the Company and its directors and executive officers is incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

     10.6 Lease Agreement by and between the Company and The Board of Trustees of the Leland Stanford Junior University dated May 22, 1995 is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Palo Alto)

     10.7 Lease by and between the Company and the Board of Trustees of the Leland Stanford Junior University dated January 30, 2003 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (Palo Alto supplemental lease)

     10.8 Lease Agreement between the Company and Meridian Centre Associates, L.P., dated August 16, 1999, as amended September 1, 1999 is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Rochester)

     10.9 Lease between Genencor International B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V., dated January 6, 1999 is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Leiden, the Netherlands)

     10.10 Deed of Economic Transfer between Genencor International B.V. and ABN AMRO Goed Lease en Financieringen B.V., dated January 6, 1999 is incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

     10.11 Lease agreement by and between the Company and Eastman Kodak Company, dated August 28, 1991 is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Rochester)

     10.12 First Amendment to Lease, dated November 30, 2001, by and between the Company and Eastman Kodak Company is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     10.13 Second Amendment to Lease Agreement and Landlord Consent, dated July 8, 2002, by and between the Company and Eastman Kodak Company is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     +10.14 Collaborative Research and Development Agreement between the Company and E.I. du Pont de Nemours and Company, dated September 1, 1995, as amended, is incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

     +10.15 Fourth Amendment to Collaborative Research and Development Agreement dated 1st September, 1995, between E. I. du Pont de Nemours and Company and the Company, dated February 27, 2001 is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     +10.16 Fifth Amendment to Collaborative Research and Development Agreement dated 1st September, 1995, between E. I. du Pont de Nemours and Company and the Company, dated December 1, 2001 is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     10.17 Amended and Restated Equity Joint Venture Contract between Genencor Mauritius Ltd. and Wuxi Enzyme Factory, dated May 10, 1998 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

     10.18 Agreement for the First Amendment to the Amended and Restated Equity Joint Venture Contract and First Amendment to the Amended and Restated Articles of Association, dated as of December 23, 2002, between Genencor Mauritius Ltd. and Wuxi Enzymes Factory is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     #10.19 Senior Executive Relocation Policy is incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

     #10.20 Form of executive officer Promissory Note is incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

     #10.21 Employment Agreement dated October 17, 2002 between the Company and
            Jean-Jacques Bienaime is incorporated herein by reference to Exhibit
            10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     #10.22 Form of executive officer Employment Agreement is incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement (Registration No. 333-36452) filed on June 26, 2000.

     +10.23 Enzyme Supply Agreement by and between the Company and Cargill,
            Incorporated dated as of January 5, 2001 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     +10.24 License Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     10.25 First Amendment of the License Agreement by and between Epimmune Inc. and the Company dated as of October 16, 2002 is incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     +10.26 Collaboration Agreement by and between Epimmune Inc. and the Company dated as of July 9, 2001 is incorporated herein by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     +10.27 First Amendment of the Collaboration Agreement by and between Epimmune Inc. and the Company dated as of October 16, 2002 is incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     +10.28 Securities Purchase Agreement by and between Epimmune Inc. and the
            Company dated as of July 9, 2001 is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     +10.29 Supply Agreement by and among The Procter & Gamble Manufacturing
            Company, The Procter & Gamble Company, Procter & Gamble International Operations SA, and P&G Northeast Asia PTE, Ltd., and the Company executed October 17, 2001 is incorporated herein by reference to Exhibit 10.26 to the

            Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     +10.30 First Amendment to Supply Agreement by and between the Company and The Procter and Gamble Company entered into as of January 1, 2003 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

     +10.31 Research Agreement between Dow Corning Corporation and the Company dated October 4, 2001 is incorporated herein by reference to Exhibit
            10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     10.32 Letter agreement dated February 11, 2003 between Dow Corning Corporation and the Company is incorporated herein by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

     *10.33 Letter agreement dated December 16, 2003 between Dow Corning
            Corporation and the Company.

     +10.34 Enzyme Supply Agreement between the Company and Corn Products
            International, Inc., dated February 5, 2002 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

    *#10.35 Genencor International, Inc. Nonqualified Deferred Compensation
            Plan effective as of September 15, 2003.

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

     *21.1  Subsidiaries of the Registrant

(22) Published report regarding matters submitted to a vote of security holders

            Not applicable.

(23) Consents of experts and counsel

     *23.1  Consent of Independent Accountants

(24) Power of Attorney

            Not applicable.

(31) Rule 13a-14(a)/15d-14(a) Certifications

     *31.1  Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

     *31.2  Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

(32)     Section 1350 Certifications

     *32.1 Section 1350 Certifications of each of the Chief Executive Officer and the Chief Financial Officer

(99) Additional Exhibits

     *99.1  Genencor International, Inc. Code of Conduct

-------------------

*    Exhibits filed with this Report.

+ Confidential Treatment requested as to certain information which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.

#    Management contract or compensatory plan.