Form 10-Q
period 2004-06-30
GENENCOR INTERNATIONAL INC
filed 2004-08-06
CIK 1113099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 30, 2004
Common stock, par value $0.01 per share	59,464,245

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$155,084	$166,551
Trade accounts receivable, net	67,879	58,249
Inventories	75,667	64,159
Other current assets	24,452	36,253

Total current assets	323,082	325,212
Property, plant and equipment, net	224,120	232,902
Goodwill	29,380	29,380
Intangible assets, net	43,961	47,075
Other assets	74,590	77,853

Total assets	$695,133	$712,422

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Notes payable	$4,999	$5,926
Current maturities of long-term debt	28,249	28,249
Accounts payable and accrued expenses	40,604	49,143
Other current liabilities	18,670	18,850

Total current liabilities	92,522	102,168
Long-term debt	29,483	58,466
Other long-term liabilities	38,443	39,101

Total liabilities	160,448	199,735

Redeemable preferred stock:
7½% cumulative series A preferred stock, without par value, authorized 1 shares, 1 shares issued and outstanding	180,663	177,025

Stockholders’ equity:
Common stock, par value $0.01 per share, 200,000 shares authorized, 61,148 and 60,991 shares issued at June 30, 2004 and December 31, 2003, respectively	611	610
Additional paid-in capital	361,639	359,344
Treasury stock, 1,780 shares at cost at June 30, 2004 and December 31, 2003	(21,030)	(21,030)
Deferred stock-based compensation	(789)	(1,036)
Retained earnings	23,843	589
Accumulated other comprehensive loss	(10,252)	(2,815)

Total stockholders’ equity	354,022	335,662

Total liabilities, redeemable preferred stock and stockholders’ equity	$695,133	$712,422

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$96,173	$89,744	$187,712	$179,782
Fees and royalty revenues	13,759	6,603	16,583	12,226

Total revenues	109,932	96,347	204,295	192,008
Operating expenses:
Cost of products sold	55,031	51,786	105,496	102,627
Research and development	17,527	16,833	34,407	33,293
Sales, marketing and business development	9,366	7,902	17,686	15,601
General and administrative	9,412	7,982	17,914	15,783
Amortization of intangible assets	1,148	1,498	2,323	2,890
Other (income)/expense	(90)	54	(7,995)	759

Total operating expenses	92,394	86,055	169,831	170,953

Operating income	17,538	10,292	34,464	21,055
Non operating expenses/(income):
Investment expense	—	1,018	—	1,018
Interest expense	1,006	1,569	2,542	3,589
Interest income	(822)	(1,558)	(1,693)	(2,403)

Total non operating expenses/(income)	184	1,029	849	2,204

Income before income taxes	17,354	9,263	33,615	18,851
Provision for income taxes	3,471	1,644	6,723	4,712

Net income	$13,883	$7,619	$26,892	$14,139

Net income available to holders of common stock	$12,064	$5,800	$23,254	$10,501

Earnings per common share:
Basic	$0.20	$0.10	$0.39	$0.18

Diluted	$0.20	$0.10	$0.38	$0.18

Weighted average common shares:
Basic	59,305	58,570	59,285	58,534

Diluted	60,826	60,230	61,050	59,515

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$26,892	$14,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,128	17,702
Amortization of deferred stock-based compensation	418	554
Loss on disposition of property, plant and equipment	—	521
Loss from impairment of investment in marketable equity securities	—	1,018
(Increase) decrease in operating assets:
Trade accounts receivable	(8,521)	(1,648)
Inventories	(12,122)	2,307
Other assets	10,846	(13,260)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(5,350)	(4,491)
Other liabilities	(5,210)	(963)

Net cash provided by operating activities	25,081	15,879

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,456)	(10,553)
Proceeds from sale of business	—	1,145
Proceeds from note receivable	251	—
Assumption of controlling interest in joint venture	3,751	—
Payments related to prior acquisition	(632)	—

Net cash used in investing activities	(6,086)	(9,408)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,134	1,876
Proceeds from employee stock purchase plan	833	732
Net (payments on)/proceeds from notes payable of foreign affiliate	(1,772)	91
Payment of long-term debt	(28,126)	(28,123)

Net cash used in financing activities	(27,931)	(25,424)

Effect of exchange rate changes on cash	(2,531)	5,333

Net decrease in cash and cash equivalents	(11,467)	(13,620)
Cash and cash equivalents — beginning of period	166,551	169,001

Cash and cash equivalents — end of period	$155,084	$155,381

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

2 — New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised Statement replaces existing year-end and interim disclosure requirements. This Statement was in effect for the Company’s fiscal year ending December 31, 2003 and for quarters beginning thereafter for domestic plans, and is effective for fiscal years ending after June 15, 2004 for the Company’s foreign plans.

      In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position supersedes FSP No. 106-1 of the same title, which was issued in January 2004. FSP No. 106-1 permitted employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. For all public companies that sponsor one or more plans with more than 100 participants, the Position is effective as of the first interim or annual period beginning after June 15, 2004. The Company does not expect the adoption of FSP No. 106-2 to have a material impact on its financial position or its results of operations.

3 — Pension Plans

     A summary of the components of net periodic pension cost, a non-cash item, for the six months ended June 30 is as follows:

	2004	2003
Service Cost	$1,365	$1,303
Interest Cost	352	313
Expected return on plan assets	(519)	(338)
Net amortization	13	51

Net periodic pension cost	$1,211	$1,329

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

     Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to holders of common stock of the Company. As a result of stock options outstanding under the Company’s 2002 Omnibus Incentive Plan, successor to the Company’s Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and six months ended June 30, 2004 and 2003. The weighted-average impact of these has been reflected in the calculation of diluted earnings per common share for the respective periods presented.

     The following table reflects the calculation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$13,883	$7,619	$26,892	$14,139
Less: Accrued dividends on preferred stock	(1,819)	(1,819)	(3,638)	(3,638)

Net income available to holders of common stock	$12,064	$5,800	$23,254	$10,501

Weighted average common shares:
Basic	59,305	58,570	59,285	58,534
Effect of stock options	1,521	1,660	1,765	981

Diluted	60,826	60,230	61,050	59,515

Earnings per common share:
Basic	$0.20	$0.10	$0.39	$0.18

Diluted	$0.20	$0.10	$0.38	$0.18

5 — Stock-Based Compensation

     Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company has elected to continue to account for stock options using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

     Pursuant to SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, on a pro forma basis, had the Company’s stock option plans been accounted for under the fair value method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to holders of common stock- as reported	$12,064	$5,800	$23,254	$10,501
Add: Stock-based employee compensation expense included in reported net income available, net of related tax	108	124	108	286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,376)	(1,324)	(2,874)	(2,624)

Net income available to holders of common stock -pro forma	$10,796	$4,600	$20,488	$8,163

Basic - as reported	$0.20	$0.10	$0.39	$0.18
Basic - pro forma	$0.18	$0.08	$0.34	$0.14
Diluted - as reported	$0.20	$0.10	$0.38	$0.18
Diluted - pro forma	$0.18	$0.08	$0.33	$0.14

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future quarters.

6 — Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$8,710	$7,682
Work-in-progress	10,861	9,106
Finished goods	56,096	47,371

Inventories	$75,667	$64,159

     The Company sustained damage to its finished bioproducts inventory in the second quarter of 2003 as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. At the end of the first quarter of 2004, the Company reached a final settlement of its accident-related claim with its insurer totaling approximately $21,000 and recorded a net gain of $8,290.

7 — Goodwill and Other Intangible Assets

      In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” the Company does not amortize goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company periodically evaluates its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which will continue to be amortized using the straight-line method. These assets are expected to have no residual value once they are fully amortized.

     The following table summarizes the changes in each major class of intangible assets from January 1, 2004 through June 30, 2004:

	Intangible Assets			Goodwill
		Other
		Amortizable
	Technology	Assets	Total
Balances, January 1, 2004	$15,831	$73,591	$89,422	$29,380
Foreign currency translation and other adjustments	(6)	(1,120)	(1,126)	—

Balances, June 30, 2004	$15,825	72,471	88,296	$29,380

Less: Accumulated amortization		(44,335)	(44,335)

Intangible assets, net		$28,136	$43,961

     Estimated fiscal year amortization expense is as follows:

2004	$4,600
2005	4,100
2006	3,800
2007	2,500
2008	1,300

8 — Stockholders’ Equity

     Accumulated other comprehensive loss consists of the following:

	Foreign	Marketable	Accumulated
	Currency	Securities	Other
	Translation	Valuation	Comprehensive
	Adjustment	Adjustment	Loss
Balances, December 31, 2003	$(2,350)	$(465)	$(2,815)
Current period change	(6,860)	(577)	(7,437)

Balances, June 30, 2004	$(9,210)	$(1,042)	$(10,252)

     The change in the foreign currency translation adjustment for the six months ended June 30, 2004 relates primarily to Company operations with functional currencies in Euros. The change in the marketable securities valuation adjustment for the six months ended June 30, 2004 of $577 ($916 pre-tax) relates to unrealized holding losses on the Company’s available-for-sale securities.

9 — Income Taxes

     The effective income tax rate for the six months ended June 30, 2004 was 20%, compared to 25% for the six months ended June 30, 2003, which reflects the Company’s assessment of its annual effective income tax rate. Factors affecting the Company’s estimated annual effective income tax rate include increased operating expenses, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the six months ended June 30, 2003 included the effect of estimated valuation allowances, since the Company did not anticipate having the ability to utilize certain tax credits.

10 — Fees and Royalty Revenues

      The increase in fees and royalty revenues of $4,357 for the six months ended June 30, 2004 from the six months ended June 30, 2003 was primarily driven by the technology transfer discribed in Note 12, “Technology Transfer,” and a reduction in funding from the Company’s strategic alliance with the Dow Corning Corporation.

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

     The following table provides information by business segment:

For the three months ended June 30, 2004

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$96,173	$—	$96,173	$—	$96,173
Fees and royalty revenues	3,759	10,000	13,759	—	13,759
Total revenues	99,932	10,000	109,932	—	109,932
Research and development	12,198	5,329	17,527	—	17,527
Operating income	14,212	3,216	17,428	110	17,538

For the three months ended June 30, 2003

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$89,744	$—	$89,744	$—	$89,744
Fees and royalty revenues	6,453	150	6,603	—	6,603
Total revenues	96,197	150	96,347	—	96,347
Research and development	10,914	5,919	16,833	—	16,833
Operating income/(loss)	17,737	(7,536)	10,201	91	10,292

For the six months ended June 30, 2004

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$187,712	$—	$187,712	$—	$187,712
Fees and royalty revenues	6,358	10,225	16,583	—	16,583
Total revenues	194,070	10,225	204,295	—	204,295
Research and development.	23,174	11,233	34,407	—	34,407
Operating income/(loss)	38,154	(3,581)	34,573	(109)	34,464

For the six months ended June 30, 2003

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$179,782	$—	$179,782	$—	$179,782
Fees and royalty revenues	12,001	225	12,226	—	12,226
Total revenues	191,783	225	192,008	—	192,008
Research and development.	21,234	12,059	33,293	—	33,293
Operating income/(loss)	36,795	(15,442)	21,353	(298)	21,055

     The following table provides a reconciliation of segment information to total consolidated information:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
Operating income/(loss) for reportable segments	$17,428	$10,201	$34,573	$21,353
Other (income)/expense	(110)	(91)	109	298
Investment expense	—	1,018	—	1,018
Interest expense	1,006	1,569	2,542	3,589
Interest (income)	(822)	(1,558)	(1,693)	(2,403)
Provision for/(benefit from) income taxes	3,471	1,644	6,723	4,712

Consolidated net income	$13,883	$7,619	$26,892	$14,139

12 — Technology Transfer

     During March 2004, the Company’s Health Care segment sold its therapeutic vaccine program to Innogenetics N.V. Upon transfer of certain intellectual property, contractual relationships and technologies to Innogenetics, the Company recognized fees during the quarter ended June 30, 2004 totaling $10,000. The Company expects to receive further payments as development milestones are achieved. Once products are commercialized, the Company would also receive royalty payments on future product sales.

13 — Joint Venture

     On April 1, 2004 the Company assumed majority ownership and controlling interest of the Company’s eight-year-old joint venture with Kyowa Hakko Kogyo Co. Ltd., as a result of the joint venture’s partial repurchase of a portion of the other owner’s share. This venture has been named Genencor Kyowa Co. Ltd. The financial position, results of operations and cash flows of the joint venture have been included the Company’s consolidated financial statements beginning April 1, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this Report.

Executive Summary

     Leveraging over twenty years of experience, we use our molecular technologies to develop products and deliver services for varied markets, some on a global basis. Since our research and commercial expertise and competencies are at the molecular level we can produce products and deliver services to many different types of industries. Our current revenues result primarily from the sale of enzyme products as ingredients or processing aids to the cleaning, textiles, sweeteners, fermentation alcohol and food, feed and specialties markets, and from research funding, fees and royalties. In the three months ended June 30, 2004, we expended $12.2 million on our Bioproducts research and development programs. In addition to developing products for our current Bioproduct markets, we are now involved in Bioproduct research projects and programs that are directed toward providing new products and services in the emerging fields of biomaterials, biochemicals and nanobiotechnology. Furthermore, we expended $5.3 million in the second quarter of 2004 on our Health Care research and development programs. We believe that this diversification of our research and development expenditures will increase the probability of achieving success in our commercial portfolio and result in increased value for our stockholders.

     Overall, for the three months ended June 30, 2004, net income available to common stockholders was $12.1 million, or $0.20 per diluted share, compared to $5.8 million or $0.10 per diluted share during the same period in 2003. Product revenues increased by 7% to $96.2 million, compared to $89.7 million in the second quarter of 2003. Total revenues for the three months ended June 30, 2004 were $109.9 million, compared to $96.3 million for the same period in 2003. Fees and royalty revenues were $13.8 million in the second quarter as compared to $6.6 million in the prior year, driven primarily by the recognition of fees totaling $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V. For the three months ended June 30, 2004, we generated $17.5 million in operating income and $18.8 million in cash flow from operations. We also invested $5.7 million in purchases of property, plant and equipment and recognized the cash and cash equivalents of Genencor Kyowa Co. Ltd. of $3.8 million at April 1, 2004 due to our assumption of a 70% interest in that venture. The financial position, results of operations and cash flows of the joint venture have been included in our consolidated financial statements beginning April 1, 2004.

     For the six months ended June 30, 2004, total revenues were $204.3 million, compared to $192.0 million for the same period in 2003. Net income available to common stockholders was $23.3 million, or $0.38 per diluted share for the six months ended June 30, 2004, compared to $10.5 million or $0.18 per diluted share for that same period in 2003.

     Our Bioproducts segment continues to generate all of our product revenues. In the three months ended June 30, 2004, our Bioproducts segment set a quarterly product revenue record for the Company, driven by increases in all product revenue categories. Particular strength was seen in the fermentation alcohol, sweeteners and food and specialties markets. Globally, most regions reported increased sales, with Asia Pacific reflecting double-digit growth. We manufacture our products at our eight Bioproducts manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China, United Kingdom, Argentina and Brazil and through other distribution channels in selected markets and geographies. For the three months ended June 30, 2004, we derived approximately 55% of our revenues from our foreign operations.

     During the second quarter, we also continued to make significant progress on new applications within the Bioproducts segment. We moved closer to the commercialization of new products for the growing biodefense industry. We manufactured sample quantities of enzymes that neutralize sarin nerve gas and other organophospate-based agents and are providing samples to formulators for development into foams, sprays and detergents for use by both military and civilian first responders, such as fire departments, police and hazardous material response teams. The enzymes were developed in collaboration with the U.S. Army Edgewood Chemical Biological Center. We expect to receive final regulatory approval from the U.S. Environmental Protection Agency and we expect to commercialize these products in the fourth quarter of

2004. In addition, we continued making progress toward commercialization of proprietary enzyme products that effectively reduce prion infectivity. Prions are widely seen as the causative agent of Bovine Spongiform Encephalopathy (commonly known as mad cow disease), and its human variant, Cruetzfelt-Jakob Disease. Concerning Silicon Biotechnology™ platform, we entered into a two-year extension, effective January 1, 2004, of our collaboration with the Dow Corning Corporation focusing on biosensors and other novel products. Efforts also continued on other Bioproducts projects, including personal care and the conversion of biomass to fuel ethanol.

     In our Health Care segment, we recognized $10.0 million in fees during the second quarter of 2004 from the technology transfer of our therapeutic vaccine program to Innogenetics N.V. As more completely discussed under the heading “Technology Transfer” within Item 2 of this Report, we sold our therapeutic vaccine program to Innogenetics in March 2004. During the second quarter, we completed the transfer to Innogenetics of sponsorship of the investigational new drug application (IND) and Phase I clinical trial for our lead hepatitis B product candidate, plus intellectual property, research compounds and various third party relationships. This transaction has the potential to generate additional milestone and royalty revenues for us in the future. The Health Care segment is now focused entirely on discovery, in-licensing and development of therapeutic products for the oncology market.

     Accordingly, our Health Care segment continued to make progress during the second quarter focusing its attention and resources on targeted cancer biotherapeutics. As previously announced, we advanced our first product candidate for treating cancer into IND-enabling development earlier this year. Based upon the Antibody Directed Enzyme Prodrug Therapy (ADEPT) platform, the lead product candidate will initially target significant unmet medical needs in colorectal carcinoma. The preliminary timeline anticipates filing an IND in late 2005 with clinical trials to follow thereafter.

     We are pleased with our strong financial performance during the second quarter and for the first six months of 2004. As more completely discussed under the heading “Warehouse Inventory Loss” within Item 2 of this Report, we are also pleased to have settled our insurance claim from last year’s third-party warehouse accident during the first quarter, resulting in a net gain of $8.3 million, which is included in other income for the six months ended June 30, 2004.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

     Revenues. Total revenues for the three-month period ended June 30, 2004 increased $13.6 million, or 14%, to $109.9 million from the three-month period ended June 30, 2003, due to increases in product revenues and fees and royalty revenues.

     Product Revenues. Product revenues for the three months ended June 30, 2004 increased $6.5 million, or 7%, to $96.2 million from the three months ended June 30, 2003. For the three months ended June 30, 2004, unit volume/mix increased 6% and the impact of foreign currency, primarily the Euro, increased revenues 3% while average prices fell 2%. Volume/mix increased primarily in our sweeteners, fermentation alcohol, textiles, cleaning and food and specialties markets.

     Regionally, North American product revenues for the three months ended June 30, 2004 increased $2.6 million, or 7%, to $41.7 million from the three months ended June 30, 2003, driven primarily by increased sales to our fermentation alcohol, sweeteners, food, feed and specialties and textiles markets, partially offset by decreased sales to our cleaning markets. Product revenues in Europe, Africa and the Middle East for the three months ended June 30, 2004 increased $3.0 million, or 8%, to $38.8 million from the three months ended June 30, 2003, driven primarily by increased sales to our cleaning, textiles and sweeteners markets, partially offset by decreased sales to our fermentation alcohol and food, feed and specialties markets. Our product revenues in the Asia Pacific region increased $1.8 million, or 16%, to $13.1 million for three months ended June 30, 2004 from the three months ended June 30, 2003 due primarily to increased sales to our food, feed and specialties, sweeteners and cleaning markets, partially offset by decreased sales to our textiles markets. Our product revenues in Latin America for the three months ended June 30, 2004 decreased $0.9 million, or 26%, to $2.6 million from the three months ended June 30, 2003, primarily due to decreased sales to our cleaning, sweeteners, food, feed and specialties markets, partially offset by increased sales to our textiles markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $7.2 million, to $13.8 million, for the three months ended June 30, 2004 from the three months ended June 30, 2003, primarily due to the recognition of fees totaling $10.0 million from the sale of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed in “Technology Transfer ” within Item 2 of this Report.

     Funded research revenues for the three months ended June 30, 2004 decreased $2.7 million, or 44%, to $3.4 million from the three months ended June 30, 2003. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

     Our funded research revenue as it relates to U.S. Government collaborations increased $0.8 million, or 47%, to $2.5 million for the three months ended June 30, 2004 from the three months ended June 30, 2003 primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers decreased $3.5 million, or 80%, to $0.9 million for the three months ended June 30, 2004 from the three months ended June 30, 2003, due primarily to the reduction in funding from our strategic alliance with the Dow Corning Corporation. During the second quarter, we renewed our Silicon Biotechnology collaboration with the Dow Corning Corporation by agreeing to a two-year extension, effective January 1, 2004.

     Royalties decreased $0.1 million, or 25%, to $0.3 million for the three months ended June 30, 2004 from the three months ended June 30, 2003, due primarily to the timing of customer royalty payments that are based on the sales of the customers’ products produced using our technology.

     All other fees increased $10.0 million to $10.1 million for the three months ended June 30, 2004 from the three months ended June 30, 2003. This increase was primarily driven by the recognition of $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed in “Technology Transfer ” within Item 2 of this Report.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $3.3 million, or 6%, to $55.0 million for the three months ended June 30, 2004 from the three months ended June 30, 2003. Our expanded sales volume/mix increased costs $1.9 million, along with increases due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro, of $0.9 million, and an increase in unit production costs of approximately $0.4 million.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $3.3 million, or 9%, to $41.2 million for the three months ended June 30, 2004 from the three months ended June 30, 2003, and gross margin increased to 42.8% for the three months ended June 30, 2004 from 42.3% for the three months ended June 30, 2003. The overall increase was primarily driven by favorable product volume/mix, partially offset by a reduction in average price. Our gross profit was also benefited by a $1.4 million increase due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro.

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $0.7 million, or 4%, to $17.5 million for the three months ended June 30, 2004 from the three months ended June 30, 2003, due primarily to increases in personnel-related costs, including salaries, benefits and travel expenses of $0.4 million, supply costs of $0.2 million and facilities costs of $0.3 million, partially offset by a decrease in outside services of $0.2 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers increased $0.7 million, or 23%, to $3.8 million for the three months ended June 30, 2004 from the three months ended June 30, 2003.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $1.5 million, or 19%, to $9.4 million for the three months ended June 30, 2004 from the three months ended June 30, 2003, due primarily to increases in personnel-related costs, including salaries, benefits and travel expenses of $0.9 million, outside services of $0.3 million, facilities costs of $0.1 million and increased insurance, tax and royalty expenses of $0.2 million.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $1.4 million, or 18%, to $9.4 million for the three months ended June 30, 2004 from the three months ended June 30, 2003, due primarily to increases in outside services of $1.0 million and in personnel-related costs, including salaries, benefits, travel expenses of $0.3 million and incentive compensation of $0.2 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting of patents, licenses, customer lists and other contractual agreements on a straight-line basis over their estimated useful lives. Amortization expense decreased $0.4 million, or 27%, to $1.1 million for the three months ended June 30, 2004 from the three months ended June 30, 2003. This decrease was primarily due to certain intangible assets becoming fully amortized at year-end 2003.

      Other Income and Expense. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income for the three months ended June 30, 2004 was $0.1 million as compared with other expense of $0.1 million for the three months ended June 30, 2003.

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million in the three months ended June 30, 2003, as a result of our assessment of an “other than temporary” decline in the fair market value of an investment in certain common stock. There was no such investment income or loss in the three months ended June 30, 2004.

     Interest Income. Interest income decreased $0.8 million, or 50%, to $0.8 million for the three months ended June 30, 2004 from the three months ended June 30, 2003. The decrease in interest income was primarily due to interest received on a tax refund claim in the second quarter of 2003.

     Income Taxes. The effective income tax rate for the three months ended June 30, 2004 was 20%, compared to 18% for the three months ended June 30, 2003, which reflects our assessment of the annual effective income tax rate. Factors affecting our estimated annual effective income tax rate include operating expense increases, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate in the three months ended June 30, 2003 included the effect of estimated valuation allowances, since we did not anticipate having the ability to utilize certain tax credits.

Comparison of the Six Months Ended June 30, 2004 and 2003

     Revenues. Total revenues for the six months ended June 30, 2004 increased $12.3 million, or 6%, to $204.3 million from the six months ended June 30, 2003, due to increases in both product revenues and fees and royalty revenues.

     Product Revenues. Product revenues in the six months ended June 30, 2004 increased $7.9 million, or 4%, to $187.7 million from the six months ended June 30, 2003. For the six months ended June 30, 2004, unit volume/mix increased 2% and the impact of foreign currency, primarily the Euro, increased revenues 4%, while average prices fell 2%. Volume/mix increased in our sweeteners, fermentation alcohol, cleaning and textiles markets, partially offset by a decrease in our food, feed and specialties markets.

     Regionally, North American product revenues for the six months ended June 30, 2004 increased $1.5 million, or 2%, to $78.3 million from the six months ended June 30, 2003, driven primarily by increased sales to our fermentation alcohol, sweeteners and our food, feed and specialties markets, partially offset by decreased sales to our cleaning and textiles markets. Product revenues in Europe, Africa and the Middle East for the six months ended June 30, 2004 increased $7.0 million, or 10%, to $78.8 million from the six months ended June 30, 2004, driven primarily by increased sales to our cleaning, textiles and sweeteners markets, partially offset by decreased sales to our fermentation alcohol and food, feed and specialties markets. Product revenues in the Asia Pacific region increased $0.3 million, or 1%, to $24.7 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, due to increased sales to our food, feed and specialties, sweeteners and fermentation alcohol markets, partially offset by decreased sales to our cleaning and textiles markets. Our product revenues in Latin America for the six months ended June 30, 2004 decreased $0.9 million, or 13%, to $5.9 million from the six months ended June 30, 2003, due primarily to decreased sales to our food, feed and specialties, sweeteners and cleaning markets, partially offset by increased sales to our textiles markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $4.4 million, or 36%, to $16.6 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, due to the recognition of fees totaling $10.0 million from the sale of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed in “Technology Transfer ” within Item 2 of this Report.

     Funded research revenues decreased $5.7 million, or 51%, to $5.5 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

     Our funded research revenue as it relates to U.S. Government collaborations increased $0.7 million, or 25%, to $3.5 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers decreased $6.4 million, or 76%, to $2.0 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, due primarily to the reduction in funding from our strategic alliance with the Dow Corning Corporation. During the second quarter, we renewed our Silicon Biotechnology collaboration with the Dow Corning Corporation by agreeing to a two-year extension, effective January 1, 2004.

     Royalties increased $0.1 million, or 11%, to $1.0 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, due primarily to the timing of customer royalty payments that are based on the sales of the customers’ products produced using our technology.

     All other fees increased $10.0  million to $10.1 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. This increase was primarily driven by the recognition of $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed in “Technology Transfer ” within Item 2 of this Report.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $2.9 million, or 3%, to $105.5 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. Our expanded product volume/mix increased costs $1.4 million, along with an increase of $4.0 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases were partially offset by a $2.5 million decrease due to lower unit production costs for the period.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $5.0 million, or 6%, to $82.2 million for the six months ended June 30, 2004 from the six months ended June 30, 2003 and gross margin increased to 43.8% for the six months ended June 30, 2004 from 42.9% for the six months ended June 30, 2003. The overall increase was primarily driven by favorable product volume/mix and unit production costs, partially offset by a reduction in average price. Our gross profit was also benefited by a $4.0 million increase due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro.

     Research and Development. Research and development expenses increased $1.1 million, or 3%, to $34.4 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, primarily due to increases in personnel-related costs, including salaries, benefits and travel expenses of $0.8 million, supply costs of $0.3 million and facilities costs of $0.5 million, partially offset by decreases in outside services of $0.5 million and incentive compensation of $0.2 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $0.4 million, or 6%, to $5.8 million for the six months ended June 30, 2004 from the six months ended June 30, 2003.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses increased $2.1 million, or 13%, to $17.7 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, primarily due to increases in personnel-related costs, including salaries, benefits and travel expenses of $1.5 million, supply costs of $0.1 million, insurance, tax and royalty expenses of $0.2 million, and an increase in the provision for doubtful accounts at our Chinese affiliate of $0.2 million.

     General and Administrative. General and administrative expenses increased $2.1 million, or 13%, to $17.9 million for the six months ended June 30, 2004 from the six months ended June 30, 2003, due primarily to increases in outside services of $1.7 million, personnel-related costs, including salaries, benefits, and travel expenses, of $0.2 million and incentive compensation of $0.1 million.

     Amortization of Intangible Assets. Amortization expense decreased $0.6 million, or 21%, to $2.3 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. This decrease was primarily due to certain intangible assets becoming fully amortized at year-end 2003.

     Other Income and Expense. Other income for the six months ended June 30, 2004 was $8.0 million as compared to $0.8 million of other expense for the six months ended June 30, 2003. This difference in income of $8.8 million was primarily driven by the $8.3 million net gain recorded during the quarter ended March 31, 2004, resulting from the final settlement of our insurance claim related to the warehouse accident in Rotterdam, the Netherlands that occurred in the second quarter of 2003.

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million in the six months ended June 30, 2003, as a result of our assessment of an “other than temporary” decline in the fair market value of an investment in certain common stock. There was no such investment income or loss in the six months ended June 30, 2004.

     Interest Income. Interest income decreased $0.7 million, or 29%, to $1.7 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. The decrease in interest income was primarily due to interest received on a tax refund claim in the second quarter of 2003.

     Income Taxes. The effective income tax rate for the six months ended June 30, 2004 was 20%, compared to 25% for the six months ended June 30, 2003, which reflects our assessment of our annual effective income tax rate. Factors affecting our estimated annual effective income tax rate include operating expense increases, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the six months ended June 30, 2003 included the effect of estimated valuation allowances, since we did not anticipate having the ability to utilize certain tax credits.

Financial Results by Segment

     Our managerial financial reporting provides information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we have provided financial data in this financial segment reporting for the three months and the six months ended June 30, 2004 and 2003.

     The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the three months ended June 30, 2004, the Bioproducts segment achieved operating income of $14.2 million as compared to operating income of $17.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, the Bioproducts segment achieved operating income of $38.2 million as compared to operating income of $36.8 million for the six months ended June 30, 2003.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of our product objectives in the health care market. For the three months ended June 30, 2004, the Health Care segment experienced operating income of $3.2 million as compared to an operating loss of $7.5 million for the three months ended June 30, 2003. This was primarily due to the recognition of fees totaling $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V. during the quarter ended June 30, 2004. For the six months ended June 30, 2004, the Health Care segment experienced an operating loss of $3.6 million as compared to an operating loss of $15.4 million for the six months ended June 30, 2003.

Joint Venture

     On April 1, 2004 we assumed majority ownership and controlling interest of our eight-year-old joint venture with Kyowa Hakko Kogyo Co. Ltd., as a result of the joint venture’s partial repurchase of a portion of the other owner’s share. This venture has been named Genencor Kyowa Co. Ltd. The financial position, results of operations and cash flows of the joint venture have been included in our consolidated financial statements beginning April 1, 2004.

Technology Transfer

      During March 2004, our Health Care segment sold its therapeutic vaccine program to Innogenetics N.V. Upon transfer of certain intellectual property, contractual relationships and technologies to Innogenetics, we recognized fees during the quarter ended June 30, 2004 totaling $10.0 million. We expect to receive further payments as development milestones are achieved. Once products are commercialized, we would also receive royalty payments on future product sales.

Warehouse Inventory Loss

     We sustained damage to our finished bioproducts inventory in the second quarter of 2003 as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. At the end of the first quarter of 2004, we reached a final settlement of our accident-related claim with our insurer totaling approximately $21.0 million and recorded a net gain of $8.3 million.

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

     As of June 30, 2004, cash and cash equivalents totaled $155.1 million. The funds were invested in short-term instruments, including A-1/P1 and A-2/P2 rated commercial paper, AAA and AA rated medium term notes, institutional money market funds, auction rate preferred securities and bank deposits.

     Cash provided by operations was $25.1 million and $15.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase of $9.2 million in 2004 from 2003 was generated principally by the increase in operating income, net of non-cash items such as depreciation and amortization, partially offset by changes in operating assets and liabilities.

     Cash used in investing activities was $6.1 million and $9.4 million for the six months ended June 30, 2004 and 2003, respectively. This decrease in cash used of $3.3 million was driven primarily by the recognition of the cash and cash equivalents of Kyowa Hakko Kogyo Co. Ltd. of $3.8 million at April 1, 2004 due to our assumption of a controlling interest in the venture. This venture has been named Genencor Kyowa Co. Ltd. Capital expenditures for the six months ended June 30, 2004 were $9.5 million compared with $10.6 million in 2003. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. During the six months ended June 30, 2003, construction continued on our facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York. Construction of this facility was completed during the third quarter of 2003.

     Cash used in financing activities was $27.9 million and $25.4 million for the six months ended June 30, 2004 and 2003, respectively, which reflects our $28.0 million annual installment payments made on our senior debt in each period. The increase of $2.5 million during the six months ended June 30, 2004 was primarily driven by payments on notes payable for one of the Company’s foreign affiliates. While we are permitted to pay dividends to our common stockholders, we currently intend to utilize our resources to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

     At June 30, 2004, we had a $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The credit facility, which consists of a credit agreement, makes available to the Company $40.0 million of committed borrowings and expires on December 23, 2006. The credit facility fees were 0.25% on the amount of unborrowed principal under the agreement for the three months ended June 30, 2004. As of June 30, 2004, there were no borrowings under the facility.

     Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $56.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with the financial covenants included in the senior note agreement.

New Accounting Pronouncements

     In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised Statement replaces existing year-end and interim disclosure requirements. This Statement was in effect for our fiscal year ending December 31, 2003 and for quarters beginning thereafter for domestic plans, and is effective for fiscal years ending after June 15, 2004 for our foreign plans.

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position supersedes FSP No. 106-1 of the same title, which was issued in January 2004. FSP No. 106-1 permitted employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. For all public companies that sponsor one or more plans with more than 100 participants, the Position is effective as of the first interim or annual period beginning after June 15, 2004. We do not expect the adoption of FSP No. 106-2 to have a material impact on our financial position or our results of operations.

Market Risk

     Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 55% of our revenues for the six months ended June 30, 2004. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. We do not use these instruments for speculative purposes. There was no material foreign currency gains in connection with these types of contracts recorded in the statement of operations for the six months ended June 30, 2004.

     As of June 30, 2004, cash and cash equivalents totaled $155.1 million. Of this amount, $78.1 million was denominated in Euros. The remainder, or $77.0 million, was primarily denominated in U.S. Dollars. Short-term debt was mainly comprised of our fourth installment of $28.0 million due March 30, 2005 under our 6.82% senior notes discussed under the heading “Liquidity and Capital Resources” in Item 2 of this Report. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. Dollars.

Interest Rates

     Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $56.0 million 6.82% senior notes outstanding at June 30, 2004 mature evenly in installments of $28.0 million per year. The two remaining installments are due March 30, 2005 and 2006.

Foreign Currency Exposure

     We conduct business throughout the world. During the six months ended June 30, 2004, we derived approximately 55% of our revenues and approximately 40% of our operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in foreign exchange rates in Europe, Latin America, and Asia. The Euro and Argentine Peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. Our manufacturing and administrative operations for Latin America are located in Argentina. A significant part of our Latin American revenues are denominated in U.S. Dollars. Net foreign exchange loss from U.S. Dollar/Euro and U.S. Dollar/Argentine Peso transactions were $0.2 million for the six-month period ended June 30, 2004.

     Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. For the six months ended June 30, 2004, foreign currency contracts had an approximately neutral impact on our statement of operations. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

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

We intend to acquire businesses, technologies and products; however, we may fail to realize the anticipated benefits of such acquisitions and we may incur costs that could significantly reduce our profitability.

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

     If a third party successfully claims an intellectual property right to technology we use, it may force us to discontinue an important product or product line, alter our products and processes, pay license fees, pay damages for past infringement or cease certain activities. Under these circumstances, we may attempt to obtain a license to this intellectual property; however, we may not be able to do so on commercially reasonable terms, or at all. In addition, regardless of the validity of such a claim, its mere existence may affect the willingness of one or more customers to use or continue to use our products and thereby materially impair our business.

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

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline thereby causing investor losses.

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

Changes in Internal Controls Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On or about July 16, 2004, three former employees of the Company in Rochester, New York commenced a lawsuit in the United States District Court for the Western District of New York in which they alleged that the Company had discriminatorily discharged each of them in violation of the Age Discrimination in Employment Act, the Older Workers Benefit Protection Act, and the New York Human Rights Law. In the lawsuit, the plaintiffs are seeking an award from the court that includes compensation for the value of lost back pay and benefits, front pay, compensatory damages, punitive damages and attorneys’ fees. The Company believes these claims are without merit and intends to defend the claims alleged in the lawsuit.

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

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 27, 2004. At that meeting, the stockholders elected directors and ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ended December 31, 2004. The total votes at the meeting were as follows:

(i)	To elect directors to serve a three-year term.

	Votes
Nominee	For	Withheld
Theresa K. Lee	58,596,432	275,510
Robert H. Mayer	58,385,036	486,906
Jorgen Rosenlund	58,596,357	275,585

There were no broker non-votes.

Directors whose term in office continued after the meeting:

Term expiring in 2005: Soren Bjerre-Nielsen, Joseph A.Mollica, Gregory O. Nelson, James P. Rogers

Term expiring in 2006: Jean-Jacques Bienaimé, Bruce C. Cozadd, Norbert G. Riedel

(ii)	To ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2004.

Votes
For	Against	Abstain
58,501,166	367,112	3,664

There were no broker non-votes.

Item 5. Other Information

     On June 15, 2004, the Company appointed Margaret (Peg) Horn as its new Senior Vice President, General Counsel and Secretary to the Board of Directors. Ms. Horn succeeded Stuart Melton who stepped down from his positions as General Counsel and Secretary immediately prior to Ms. Horn’s appointment and will retire effective January 1, 2005.

     On July 8, 2004, the Company amended its employment agreement with Jean-Jacques Bienaimé, our Chairman, Chief Executive Officer and President. The employment agreement provides for an annual salary of $546,000 and provides that Mr. Bienaimé’s salary may be increased from time to time by action of our board of directors or by our management development and compensation committee and that these increases constitute amendments to Mr. Bienaimé’s employment agreement. Mr. Bienaimé is entitled to participate in all insurance, pension, retirement, deferred compensation, stock and stock option, stock purchase or similar compensation and benefit plans and programs of the Company. Mr. Bienaimé is also entitled to cash payments to cover the costs of an annual physical not covered by health insurance benefits and the costs of financial planning and income tax preparation services. In addition, the Company has agreed to maintain for his benefit a fully-paid whole life insurance policy with a stated death benefit of $500,000. In the event that the Company terminates Mr. Bienaimé’s employment without cause or in the event that Mr. Bienaimé resigns due to a constructive removal, a forced relocation, a decrease in salary or benefits or the Company’s breach of the agreement, he will receive severance in the form of continued compensation for 24 months at his then current annual salary rate, a cash bonus under the Company’s variable pay plan, continuation of company-paid benefits for 24 months, and customary executive outplacement services limited to $18,000.

     Further, in the event the Company terminates Mr. Bienaimé’s employment without cause following a change in our ownership or control in which more than 50 percent of our outstanding shares of common stock are acquired by an unaffiliated third party, in lieu of the foregoing severance, he will receive an enhanced severance (“Enhanced Severance”) in the form of continued cash compensation for 30 months equal to the sum of his then current annual salary rate plus bonus at 100 percent of target, continuation of company-paid benefits for 30 months, the monetary equivalent of the crediting of an additional five years of service to the pension plan and immediate eligibility for retiree medical plan for purposes of determining benefits payable under these plans, a cash payment of $18,000 for customary executive outplacement services, a cash payment for the cost of annual physical examinations in the year of termination and for two additional years thereafter which are not covered by health insurance benefits, a fully-paid whole life insurance policy with a stated death benefit of $500,000, a cash payment intended to cover the out of pocket expenses incurred by Mr. Bienaimé annually for state and federal income tax return preparation for the year of termination and two additional years, the Company’s annual contribution to his 401K Plan account for the year in which termination occurs, and a full year’s credit towards his benefits under the Company’s pension plan. In addition to the Enhanced Severance, Mr. Bienaimé would be eligible for a discretionary bonus, if granted, in connection with a change in control and would be entitled to receive an additional payment to reimburse Mr. Bienaimé for any excise tax otherwise payable by him as a result of the Enhanced Severance. Also, certain benefits included in the agreement are to be supplemented by the Company to compensate Mr. Bienaimé for taxes payable on such benefits. In either severance event, we would compensate Mr. Bienaimé for the applicable 24 or 30 month-period, respectively, if his employment is terminated due to a permanent disability.

     In July, the Company also entered into employment agreements with each of the executive officers. These employment agreements each have a one year term with automatic one year renewals unless otherwise agreed, with bonus compensation to be determined by our board of directors or our management development and compensation committee. Each executive officer’s salary may be increased from time to time by action of our management development and compensation committee, and these increases constitute amendments to his or her employment agreement. Each executive officer is entitled to participate in all of our insurance, pension, retirement, deferred compensation, stock and stock option, stock purchase or similar compensation and benefit plans and programs of the Company. In the event that the Company terminates a named executive officer’s employment without cause, or in the event that the executive officer resigns due to a constructive removal, a forced relocation, a decrease in salary or benefits or the Company’s breach of the agreement, he or she will receive severance in the form of continued compensation for 18 months at his or her then current annual salary rate, a cash bonus under the Company’s variable pay plan, continuation of company-paid benefits for 18 months, and outplacement services of $18,000. As with Mr. Bienaimé, each executive officer is also eligible to receive the Enhanced Severance termination compensation for 30 months in lieu of the foregoing severance, except that the whole life insurance policy stated death benefit shall be $300,000. The Company will continue to compensate each of these individuals for the applicable 18 or 30 month-period, respectively, if that person’s employment is terminated due to a permanent disability. In addition, for the two executive officers currently receiving declining housing supplements, at levels which were frozen in 2003, these officers would continue to receive such payments for the applicable 18 or 30-month period described above.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

(10)	Material Contracts

+10.1	Amended and Restated Research Agreement dated June 14, 2004 between Dow Corning Corporation and the Company

#10.2	Employment and Separation Agreement dated May 1, 2004 between the Company and Stuart Melton

#10.3	Employment Agreement dated July 8, 2004 between the Company and Jean-Jacques Bienaimé

#10.4	Form of Employment Agreement between the Company and its executive officers

10.5	Rental Agreement originally dated April 29, 1966 between the City of Hanko and the Company’s ultimate precedessor-in-interest, Suomen Sokeri Osakeyhtio [Ground Lease for Hanko, Finland]

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

+	Confidential treatment requested as to certain information which has been omitted from the agreement and which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.

#	Management contract or compensatory plan.

b.	Reports on Form 8-K

      On April 29, 2004 the Company furnished a Current Report on Form 8-K reporting its press release concerning financial results for the first quarter of 2004 under Items 7 and 12. The report included condensed financial statements and other financial information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENENCOR INTERNATIONAL, INC.

August 6, 2004 Date	By:/s/	Raymond J. Land
Raymond J. Land
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2004 Date	By:/s/	Darryl L. Canfield
Darryl L. Canfield
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

+10.1	Amended and Restated Research Agreement dated June 14, 2004 between Dow Corning Corporation and the Company.

#10.2	Employment and Separation Agreement dated May 1, 2004 between the Company and Stuart Melton

#10.3	Employment Agreement dated July 8, 2004 between the Company and Jean-Jacques Bienaimé

#10.4	Form of Employment Agreement between the Company and its executive officers

10.5	Rental Agreement originally dated April 29, 1966 between the City of Hanko and the Company’s ultimate precedessor-in-interest, Suomen Sokeri Osakeyhtio [Ground Lease for Hanko, Finland]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

+	Confidential treatment requested as to certain information which has been omitted from the agreement and which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.

#	Management contract or compensatory plan