Form 10-Q
period 2004-09-30
GENENCOR INTERNATIONAL INC
filed 2004-11-08
CIK 1113099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(650) 846-7500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 29, 2004
Common stock, par value $0.01 per share	59,661,708

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$167,663	$166,551
Trade accounts receivable, net	63,219	58,249
Inventories	76,248	64,159
Other current assets	26,179	36,253

Total current assets	333,309	325,212
Property, plant and equipment, net	227,515	232,902
Goodwill	29,381	29,380
Intangible assets, net	43,205	47,075
Other assets	71,808	77,853

Total assets	$705,218	$712,422

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Notes payable	$5,908	$5,926
Current maturities of long-term debt	28,249	28,249
Accounts payable and accrued expenses	35,287	49,143
Other current liabilities	23,936	18,850

Total current liabilities	93,380	102,168
Long-term debt	28,463	58,466
Other long-term liabilities	39,051	39,101

Total liabilities	160,894	199,735

Redeemable preferred stock:
7 1/2% cumulative series A preferred stock, without par value, authorized 1 shares, 1 shares issued and outstanding	182,482	177,025

Stockholders’ equity:
Common stock, par value $0.01 per share, 200,000 shares authorized, 61,350 and 60,991 shares issued at September 30, 2004 and December 31, 2003, respectively	614	610
Additional paid-in capital	363,982	359,344
Treasury stock, 1,780 shares at cost at September 30, 2004 and December 31, 2003	(21,030)	(21,030)
Deferred stock-based compensation	(666)	(1,036)
Retained earnings	25,038	589
Accumulated other comprehensive loss	(6,096)	(2,815)

Total stockholders’ equity	361,842	335,662

Total liabilities, redeemable preferred stock and stockholders’ equity.	$705,218	$712,422

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$99,469	$89,795	$287,181	$269,577
Fees and royalty revenues	2,385	4,349	18,968	16,575

Total revenues	101,854	94,144	306,149	286,152
Operating expenses:
Cost of products sold	58,366	52,096	163,862	154,723
Research and development	18,450	18,315	52,857	51,608
Sales, marketing and business development	9,680	8,320	27,366	23,921
General and administrative	10,506	7,946	28,420	23,729
Amortization of intangible assets	1,159	1,414	3,482	4,304
Other (income)/expense	(339)	(351)	(8,334)	408

Total operating expenses	97,822	87,740	267,653	258,693

Operating income	4,032	6,404	38,496	27,459
Non operating expenses/(income):
Investment expense	—	—	—	1,018
Interest expense	1,163	1,539	3,705	5,128
Interest income	(897)	(601)	(2,590)	(3,004)

Total non operating expenses/(income)	266	938	1,115	3,142

Income before income taxes	3,766	5,466	37,381	24,317
Provision for income taxes	753	1,367	7,476	6,079

Net income	$3,013	$4,099	$29,905	$18,238

Net income available to holders of common stock	$1,195	$2,281	$24,449	$12,782

Earnings per common share:
Basic	$0.02	$0.04	$0.41	$0.22

Diluted	$0.02	$0.04	$0.40	$0.21

Weighted average common shares:
Basic	59,468	58,895	59,346	58,655

Diluted	61,199	61,859	61,100	60,296

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$29,905	$18,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,337	26,639
Amortization of deferred stock-based compensation	540	679
Loss on disposition of property, plant and equipment	—	631
Loss from impairment of investment in marketable equity securities	—	1,018
(Increase) decrease in operating assets:
Trade accounts receivable	(3,254)	(4,134)
Inventories	(11,975)	1,239
Other assets	9,255	(12,894)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(10,152)	(13,440)
Other liabilities	92	3,625

Net cash provided by operating activities	41,748	21,601

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,784)	(18,640)
Proceeds from sale of business	—	1,145
Proceeds from note receivable	377	—
Assumption of controlling interest in joint venture	3,751	—
Payments related to prior acquisition	(632)	—

Net cash used in investing activities	(13,288)	(17,495)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,377	4,362
Proceeds from employee stock purchase plan	1,280	1,103
Net (payments on) proceeds from notes payable of foreign affiliate	(1,830)	278
Payment of long-term debt	(28,189)	(28,185)

Net cash used in financing activities	(26,362)	(22,442)

Effect of exchange rate changes on cash	(986)	6,432

Net increase (decrease) in cash and cash equivalents	1,112	(11,904)
Cash and cash equivalents — beginning of period	166,551	169,001

Cash and cash equivalents — end of period	$167,663	$157,097

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

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position supersedes FSP No. 106-1 of the same title, which was issued in January 2004. FSP No. 106-1 permitted employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. For all public companies that sponsor one or more plans with more than 100 participants, the Position is effective as of the first interim or annual period beginning after June 15, 2004. The adoption of FSP No. 106-2 has had no material impact on the Company’s financial position or results of operations.

3 — Pension Plans

     A summary of the components of net periodic pension cost, a non-cash item, for the nine months ended September 30 is as follows:

	2004	2003
Service Cost	$2,047	$1,954
Interest Cost	528	469
Expected return on plan assets	(778)	(507)
Net amortization	19	77

Net periodic pension cost	$1,816	$1,993

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

     Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available to holders of common stock of the Company. As a result of stock options outstanding under the Company’s 2002 Omnibus Incentive Plan and its predecessor plan, the Stock Option and Stock Appreciation Right Plan, there were dilutive securities for the three and nine months ended September 30, 2004 and 2003. The weighted-average impact of these has been reflected in the calculation of diluted earnings per common share for the respective periods presented.

     The following table reflects the calculation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$3,013	$4,099	$29,905	$18,238
Less: Accrued dividends on preferred stock	(1,818)	(1,818)	(5,456)	(5,456)

Net income available to holders of common stock	$1,195	$2,281	$24,449	$12,782

Weighted average common shares:
Basic	59,468	58,895	59,346	58,655
Effect of stock options	1,731	2,964	1,754	1,641

Diluted	61,199	61,859	61,100	60,296

Earnings per common share:
Basic	$0.02	$0.04	$0.41	$0.22

Diluted	$0.02	$0.04	$0.40	$0.21

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

     Pursuant to SFAS No. 148, on a pro forma basis, had the Company’s stock option plans been accounted for under the fair value method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to holders of common stock - as reported	$1,195	$2,281	$24,449	$12,782
Add: Stock-based employee compensation expense included in reported net income available, net of related tax	—	16	108	302
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,290)	(1,516)	(4,164)	(4,140)

Net income available to holders of common stock - pro forma	$(95)	$781	$20,393	$8,944

Basic — as reported	$0.02	$0.04	$0.41	$0.22
Basic — pro forma	$0.00	$0.01	$0.34	$0.15
Diluted — as reported	$0.02	$0.04	$0.40	$0.21
Diluted — pro forma	$0.00	$0.01	$0.33	$0.15

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future quarters.

6 — Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$10,503	$7,682
Work-in-progress	9,946	9,106
Finished goods	55,799	47,371

Inventories	$76,248	$64,159

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

7 — Goodwill and Other Intangible Assets

     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company periodically evaluates its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which will continue to be amortized using the straight-line method. These assets are expected to have no residual value once they are fully amortized.

     The following table summarizes the changes in each major class of intangible assets from December 31, 2003 through September 30, 2004:

	Intangible Assets			Goodwill
		Other
		Amortizable
	Technology	Assets	Total
Balances, December 31, 2003	$15,831	$73,591	$89,422	$29,380
Foreign currency translation and other adjustments	(2)	(474)	(476)	1

Balances, September 30, 2004	$15,829	73,117	88,946	$29,381

Less: Accumulated amortization		(45,741)	(45,741)

Intangible assets, net		$27,376	$43,205

     Estimated fiscal year amortization expense is as follows:

2004	$4,600
2005	4,100
2006	3,800
2007	2,500
2008	1,300

8 —Stockholders’ Equity

     Accumulated other comprehensive loss consists of the following:

	Foreign	Marketable	Accumulated
	Currency	Securities	Other
	Translation	Valuation	Comprehensive
	Adjustment	Adjustment	Loss
Balances, December 31, 2003	$(2,350)	$(465)	$(2,815)
Current period change	(2,191)	(1,090)	(3,281)

Balances, September 30, 2004	$(4,541)	$(1,555)	$(6,096)

     The change in the foreign currency translation adjustment for the nine months ended September 30, 2004 relates primarily to Company operations with functional currencies in Euros. The change in the marketable securities valuation adjustment for the nine months ended September 30, 2004 of $1,090 ($1,732 pre-tax) relates to unrealized holding losses on the Company’s available-for-sale securities.

9— Income Taxes

     The effective income tax rate for the nine months ended September 30, 2004 was 20%, compared to 25% for the nine months ended September 30, 2003, which reflects the Company’s assessment of its annual effective income tax rate. Factors affecting the Company’s estimated annual effective income tax rate include increased operating expenses, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the nine months ended September 30, 2003 included the effect of estimated valuation allowances, since the Company did not anticipate having the ability to utilize certain tax credits.

10 — Fees and Royalty Revenues

     The increase in fees and royalty revenues of $2,393 for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was primarily driven by the technology transfer described in Note 12, “Technology Transfer,” and a reduction in funding from the Company’s strategic alliance with the Dow Corning Corporation.

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

     The Health Care segment is primarily engaged in the performance of research and development, the securing of intellectual property and the establishment of strategic investments and collaborations with the main objective of creating and advancing new therapeutic products for the health care market.

     The following table provides information by business segment:

For the three months ended September 30, 2004

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$99,469	$—	$99,469	$—	$99,469
Fees and royalty revenues	2,235	150	2,385	—	2,385
Total revenues	101,704	150	101,854	—	101,854
Research and development	12,229	6,221	18,450	—	18,450
Operating income/(loss)	11,553	(7,753)	3,800	232	4,032

For the three months ended September 30, 2003

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$89,795	$—	$89,795	$—	$89,795
Fees and royalty revenues	4,149	200	4,349	—	4,349
Total revenues	93,944	200	94,144	—	94,144
Research and development	10,925	7,390	18,315	—	18,315
Operating income/(loss)	15,379	(9,183)	6,196	208	6,404

For the nine months ended September 30, 2004

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$287,181	$—	$287,181	$—	$287,181
Fees and royalty revenues	8,593	10,375	18,968	—	18,968
Total revenues	295,774	10,375	306,149	—	306,149
Research and development	35,403	17,454	52,857	—	52,857
Operating income/(loss)	49,707	(11,334)	38,373	123	38,496

For the nine months ended September 30, 2003

				Corporate	Consolidated
	Bioproducts	Health Care	Segment Subtotal	and Other	Totals
Product revenue	$269,577	$—	$269,577	$—	$269,577
Fees and royalty revenues	16,150	425	16,575	—	16,575
Total revenues	285,727	425	286,152	—	286,152
Research and development	32,159	19,449	51,608	—	51,608
Operating income/(loss)	52,174	(24,625)	27,549	(90)	27,459

     The following table provides a reconciliation of segment information to total consolidated information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
Operating income for reportable segments	$3,800	$6,196	$38,373	$27,549
Other (income)/expense	(232)	(208)	(123)	90
Investment expense	—	—	—	1,018
Interest expense	1,163	1,539	3,705	5,128
Interest (income)	(897)	(601)	(2,590)	(3,004)
Provision for income taxes	753	1,367	7,476	6,079

Consolidated net income	$3,013	$4,099	$29,905	$18,238

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

13 — Joint Venture

     On April 1, 2004 the Company assumed majority ownership and controlling interest of the Company’s joint venture with Kyowa Hakko Kogyo Co. Ltd., in which the Company has had an equity position since 1996. This ownership change resulted from the joint venture’s partial repurchase of the other owner’s share. This venture has been renamed Genencor Kyowa Co. Ltd. The financial position, results of operations and cash flows of the joint venture have been included in the Company’s consolidated financial statements beginning April 1, 2004.

14 — Related Party Transactions

     The Company previously had relocation-related notes receivable from certain of its officers, including a $1,200 note from Richard J. Ranieri, Senior Vice President of Human Resources, and a $1,350 note from Raymond J. Land, Senior Vice President and Chief Financial Officer. Both of these loans commenced in 2000, were non-interest bearing and were due five years from their date of issuance. During the third quarter of 2004, the Company purchased these officers’ residences for an aggregate of $5,190 and cancelled these notes as partial payment for the properties. Third party appraisals were used to confirm that the purchase price for each property approximated fair market value on the date of acquisition. Each officer, together with his spouse, then entered into a lease with the Company for his residence providing for a lease term of up to 36 months.

15 — Supplemental Cash Flow Information

	Nine months ended
	September 30,
	2004	2003
Schedule of non-cash investing and financing activity:
Issuance of restricted stock	$—	$675

Acquisition of residential properties	$2,550	$—

15 — Subsequent Events

     On October 22, 2004, President George W. Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). This Act contains numerous corporate tax provisions, which could affect the Company’s current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

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

Executive Summary

     Leveraging over twenty years of experience, we use our molecular technologies to develop products and deliver services for varied markets, some on a global basis. Since our research and commercial expertise and competencies are at the molecular level, we can produce products and deliver services to many different types of industries. Our current revenues result primarily from the sale of enzyme products as ingredients or processing aids to the cleaning, textiles, carbohydrate processing (formerly referred to as sweeteners), fermentation alcohol and food, feed and specialties markets, and from research funding, fees and royalties. In the three months ended September 30, 2004, we expended $12.2 million on our Bioproducts research and development programs. In addition to developing products for our current Bioproducts markets, we are also involved in Bioproducts research projects and programs that are directed toward providing new products and services in the emerging fields of biomaterials, biochemicals and nanobiotechnology. Furthermore, we expended $6.2 million in the third quarter of 2004 on our Health Care research and development programs. We believe that this diversification of our research and development expenditures will increase the probability of achieving success in our commercial portfolio and result in increased value for our stockholders.

     Overall, for the three months ended September 30, 2004, net income available to common stockholders was $1.2 million, or $0.02 per diluted share, compared to $2.3 million or $0.04 per diluted share during the same period in 2003. Product revenues increased by 11% to $99.5 million, compared to $89.8 million in the third quarter of 2003. Total revenues for the three months ended September 30, 2004 were $101.9 million, compared to $94.1 million for the same period in 2003. Fees and royalty revenues were $2.4 million in the third quarter as compared to $4.3 million in the prior year, due primarily to the end of the amortization period for an upfront research payment from Dow Corning in the 2003 period. Lower net income available to stockholders was due in part to increased general and administrative expenses. For the three months ended September 30, 2004, we generated $4.0 million in operating income and $16.7 million in cash flow from operations. We also invested $7.3 million in purchases of property, plant and equipment.

     For the nine months ended September 30, 2004, total revenues were $306.1 million, compared to $286.2 million for the same period in 2003. Net income available to common stockholders was $24.4 million or $0.40 per diluted share for the nine months ended September 30, 2004, compared to $12.8 million or $0.21 per diluted share for that same period in 2003.

     Our Bioproducts segment continues to generate all of our product revenues. In the three months ended September 30, 2004, our Bioproducts segment set a quarterly product revenue record for the Company, driven by increased revenue in all regions. Particular strength was seen in the fermentation alcohol, carbohydrate processing and the food, feed and specialties markets. Globally, all regions reported increased sales, with Asia Pacific, Europe and Latin America reflecting double-digit growth. We manufacture our products at our eight Bioproducts manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China, United Kingdom, Argentina and Brazil and through other distribution channels in selected markets and geographies. For the three months ended September 30, 2004, we derived approximately 55% of our revenues from our foreign operations.

     During the third quarter, we also continued to make significant progress on new applications within the Bioproducts segment. We, along with the Stanford Linear Accelerator Center, achieved an important breakthrough in the ability to compute, in record time, all possible metabolic behaviors open to a microorganism. This development is expected to facilitate engineering of a given microorganism to assist in the creation of an array of desired products. A significant decrease in the time to compute the reaction spectrum paves the way for new applications in metabolic engineering and beyond. Moving from a small target molecule back to the pathway and then back to the gene industrializes the process of developing co-products in, for example, a biorefinery. Our progress in developing low cost enzymes for cellulosic biomass conversion to ethanol has exceeded the contractual goals and expectations of the National Renewable Energy Laboratory (NREL) and the Department of Energy. Based upon NREL’s model, our scientists have achieved an estimated 30-fold improvement in enzyme cost for the process. NREL is expected to validate these results at pilot scale within the next quarter. As biorefineries come on line, we expect to be ready with technology instrumental to bioethanol production. We continued our progress in commercializing new products for the safety and protection opportunities within our specialty business category. Biodefense enzymes for the neutralization of organophosophate nerve agents, like sarin, are expected to generate initial revenue in the near term. Our proprietary enzyme system for the elimination of prion infectivity also continues to advance through development and is currently under regulatory review. Once approved, we expect to commercialize the product in 2005 for use in hospitals and other medical settings, with future possible uses in the meat packing and processing industries. Efforts also continued in other Bioproducts projects, including personal care and the Silicon BiotechnologyTM platform.

     Our Health Care segment continued to make progress during the third quarter focusing its attention and resources on targeted cancer biotherapeutics. As previously announced, we advanced our first product candidate for treating cancer into investigational new drug application (IND) enabling development earlier this year. The lead product candidate is intended to target significant unmet medical needs in colorectal and pancreatic carcinoma. The preliminary time line anticipates filing an IND in late 2005 with clincal trials to follow thereafter.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

     Revenues. Total revenues for the three-month period ended September 30, 2004 increased $7.8 million, or 8%, to $101.9 million from the three-month period ended September 30, 2003, due to increases in product revenues.

     Product Revenues. Product revenues for the three months ended September 30, 2004 increased $9.7 million, or 11%, to $99.5 million from the three months ended September 30, 2003. For the three months ended September 30, 2004, unit volume/mix increased revenues 10% and the impact of foreign currency, primarily the Euro, increased revenues 4% while average prices fell 3%. Volume/mix increased primarily in our carbohydrate processing, fermentation alcohol, cleaning and food, feed and specialties markets.

     Regionally, North American product revenues for the three months ended September 30, 2004 increased $2.2 million, or 6%, to $40.9 million from the three months ended September 30, 2003, driven primarily by increased sales to our fermentation alcohol, carbohydrate processing, textiles, and food, feed and specialties markets, partially offset by decreased sales to our cleaning markets. Product revenues in Europe, Africa and the Middle East for the three months ended September 30, 2004 increased $5.7 million, or 16%, to $42.0 million from the three months ended September 30, 2003, driven primarily by increased sales to our cleaning, food, feed and specialties, carbohydrate processing and fermentation alcohol markets, partially offset by decreased sales to our textiles markets. Our product revenues in the Asia Pacific region increased $1.4 million, or 12%, to $13.0 million for three months ended September 30, 2004 from the three months ended September 30, 2003, due primarily to increased sales to our food, feed and specialties, cleaning, and carbohydrate processing markets, partially offset by decreased sales to our textiles and fermentation alcohol markets. Our product revenues in Latin America for the three months ended September 30, 2004 increased $0.4 million, or 13%, to $3.6 million from the three months ended September 30, 2003, primarily due to increased sales to our carbohydrate processing, textiles and food, feed and specialties markets partially offset by decreased sales to our cleaning markets.

     Fees and Royalty Revenues. Fees and royalty revenues decreased $1.9 million, or 44% to $2.4 million, for the three months ended September 30, 2004 from the three months ended September 30, 2003.

     Funded research revenues for the three months ended September 30, 2004 decreased $2.7 million, or 66%, to $1.4 million from the three months ended September 30, 2003. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

     Our funded research revenue as it relates to U.S. Government collaborations was $0.3 million for the three months ended September 30, 2004 primarily due to funding pursuant to our work with Cargill Dow on a U.S. Department of Energy supported biorefinery project and funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers decreased $3.0 million, or 73%, to $1.1 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, due primarily to a reduction in funding from our strategic alliance with the Dow Corning Corporation.

     Royalties increased $0.1 million, or 50%, to $0.3 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, due primarily to the sales of customers’ products produced using our technology.

     All other fees were $0.7 million for the three months ended September 30, 2004. These fees are related to the sale of rights to third parties for the use of our technology and patents to manufacture products. There were no such fees for the three months ended September 30, 2003.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $6.3 million, or 12%, to $58.4 million for the three months ended September 30, 2004 from the three months ended September 30, 2003. Our expanded sales volume/mix increased costs by $3.2 million, along with increases due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro, of $1.8 million, and an increase in production costs of approximately $1.3 million.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $3.4 million, or 9%, to $41.1 million for the three months ended September 30, 2004 from the three months ended September 30, 2003. This increase in gross profit was primarily driven by favorable product volume/mix partially offset by a reduction in average prices and an increase in production costs. Our gross profit was also benefited by a $1.5 million increase due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. As a result of these factors, however, gross margin on product revenue decreased to 41.3% for the three months ended September 30, 2004 from 42.0% for the three months ended September 30, 2003, driven primarily by the impact of lower average selling prices and higher production costs, partially offset by the impact of favorable product volume/mix.

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities conducted in Palo Alto, California and Leiden, the Netherlands. These expenses increased $0.2 million, or 1%, to $18.5 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, due primarily to increases in personnel-related costs, including salaries, benefits, travel expenses and other costs of $0.7 million, supply costs of $0.5 million, and other expenses of $0.3 million, partially offset by a decrease in outside services of $1.3 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $0.4 million, or 17%, to $2.0 million for the three months ended September 30, 2004 from the three months ended September 30, 2003.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force and business development functions. These expenses increased $1.4 million, or 17%, to $9.7 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, due primarily to increases in personnel-related costs, including salaries, benefits and travel expenses of $0.5 million, outside services of $0.4 million, facilities costs of $0.2 million and other costs of $0.2 million.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. These expenses increased $2.6 million, or 33%, to $10.5 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, due primarily to increases in outside services of $1.9 million, and in personnel-related costs, including salaries, benefits, and travel expenses of $0.6 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting of patents, licenses, customer lists and other contractual agreements on a straight-line basis over their estimated useful lives. Amortization expense decreased $0.2 million, or 14%, to $1.2 million for the three months ended September 30, 2004 from the three months ended September 30, 2003. This decrease was due to certain intangible assets becoming fully amortized by year-end 2003.

     Other Expense and Income. Other expense and income relates primarily to foreign currency exchange gains and losses on transactions denominated in other than the functional currency of the entity in which the transaction occurred. Other income was $0.3 million for the three months ended September 30, 2004 and for the three months ended September 30, 2003.

Non Operating Expense and Income

     Interest Income. Interest income increased $0.3 million, or 50%, to $0.9 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, due mainly to higher cash balances as discussed below under the heading “Liquidity and Capital Resources.”

     Income Taxes. The effective income tax rate for the three months ended September 30, 2004 was 20%, compared to 25% for the three months ended September 30, 2003. Factors affecting our estimated annual effective income tax rate include increased operating expenses, the statutory income tax rates in foreign jurisdictions, and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated effective rate for the three months ended September 30, 2003 included the effect of estimated valuation allowances, since we did not anticipate the ability to utilize certain tax credits.

     On October 22 2004, President George W. Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). This Act contains numerous corporate tax provisions, which could affect our current and future tax provisions. We are currently assessing any potential impact of these provisions.

Comparison of the Nine Months Ended September 30, 2004 and 2003

     Revenues. Total revenues for the nine months ended September 30, 2004 increased $19.9 million, or 7%, to $306.1 million from the nine months ended September 30, 2003, due to increases in both product revenues and fees and royalty revenues.

     Product Revenues. Product revenues in the nine months ended September 30, 2004 increased $17.6 million, or 7%, to $287.2 million from the nine months ended September 30, 2003. For the nine months ended September 30, 2004, unit volume/mix increased revenues 5% and the impact of foreign currency, primarily the Euro, increased revenues 4%, while average prices fell 2%. Volume/mix increased in our carbohydrate processing, fermentation alcohol, cleaning, textiles and food, feed and specialties markets.

     Regionally, North American product revenues for the nine months ended September 30, 2004 increased $3.7 million, or 3%, to $119.1 million from the nine months ended September 30, 2003, driven primarily by increased sales to our fermentation alcohol, carbohydrate processing, and food, feed and specialties markets, partially offset by decreased sales to our cleaning and textiles markets. Product revenues in Europe, Africa and the Middle East for the nine months ended September 30, 2004 increased $12.8 million, or 12%, to $120.9 million from the nine months ended September 30, 2003, driven primarily by increased sales to our cleaning, textiles, carbohydrate processing, and food, feed and specialties markets, partially offset by decreased sales to our fermentation alcohol markets. Product revenues in the Asia Pacific region increased $1.7 million, or 5%, to $37.7 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, due to increased sales to our food, feed and specialties, carbohydrate processing and cleaning markets, partially offset by decreased sales to our textiles and fermentation alcohol markets. Our product revenues in Latin America for the nine months ended September 30, 2004 decreased $0.5 million, or 5%, to $9.5 million from the nine months ended September 30, 2003, due primarily to decreased sales to our food, feed and specialties and cleaning markets, partially offset by increased sales to our textiles and carbohydrate processing markets.

     Fees and Royalty Revenues. Fees and royalty revenues increased $2.3 million, or 14%, to $18.9 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, due mainly to the recognition in 2004 of fees totaling $10.0 million from the sale of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed in “Technology Transfer “ within Item 2 of Part I of this Report. This increase is partially offset by a decrease during the nine months ended September 30, 2004 of approximately $7.7 million in funding from our strategic alliance with the Dow Corning Corporation.

     Funded research revenues decreased $8.5 million, or 56%, to $6.8 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed.

     Our funded research revenue as it relates to U.S. Government collaborations increased $1.0 million, or 36%, to $3.8 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, primarily due to funding provided by the National Renewable Energy Laboratory to develop an enzymatic process to convert biomass into ethanol and funding pursuant to our work with Cargill Dow on a U.S. Department of Energy supported biorefinery project. Funded research revenues provided by customers decreased $9.5 million, or 76%, to $3.0 million for the nine months ended

September 30, 2004 from the nine months ended September 30, 2003, due primarily to the reduction in funding from our strategic alliance with the Dow Corning Corporation. During the second quarter of 2004, we renewed our collaboration with the Dow Corning Corporation regarding the Silicon Biotechnology platform by agreeing to a two-year extension, effective January 1, 2004.

     Royalties increased $0.1 million, or 9%, to $1.2 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, due primarily to the sales of customers’ products produced using our technology.

     All other fees increased $10.7 million to $10.9 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. This increase was primarily driven by the recognition of $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed in “Technology Transfer “ within Item 2 of Part I of this Report. The increase was also impacted by fees received related to the sale of rights to third parties for the use of our technology and patents to manufacture products.

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $9.2 million, or 6%, to $163.9 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. Our expanded product volume/mix increased costs $4.8 million, along with an increase of $5.7 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases were partially offset by a $1.3 million decrease due to lower production costs for the period.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $8.4 million, or 7%, to $123.3 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 and gross margin increased to 42.9% for the nine months ended September 30, 2004 from 42.6% for the nine months ended September 30, 2003. The overall increase was primarily driven by favorable product volume/mix and production costs, partially offset by a reduction in average prices. Our gross profit was also benefited by a $5.6 million increase due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro.

     Research and Development. Research and development expenses increased $1.3 million, or 3%, to $52.9 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, primarily due to increases in personnel-related costs, including salaries, benefits and travel expenses of $1.5 million, supply costs of $0.7 million, facilities costs of $0.5 million, depreciation of $0.3 million and other costs of $0.3 million. These increases were partially offset by decreases in outside services of $1.8 million and incentive compensation of $0.2 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $3.0 million, or 34%, to $5.8 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses increased $3.5 million, or 15%, to $27.4 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, primarily due to increases in personnel-related costs, including salaries, benefits and travel expenses of $2.0 million, outside services of $0.4 million, facilities costs of $0.2 million, supply costs of $0.1 million, insurance, tax and royalty expenses of $0.5 million, an increase in the provision for doubtful accounts at our Chinese affiliate of $0.2 million, and in other expenses of $0.1 million.

     General and Administrative. General and administrative expenses increased $4.7 million, or 20%, to $28.4 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, due primarily to increases in outside services of $3.7 million, personnel-related costs, including salaries, benefits, and travel expenses, of $0.8 million, incentive compensation of $0.1 million, and other costs of $0.1 million.

     Amortization of Intangible Assets. Amortization expense decreased $0.8 million, or 19%, to $3.5 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. This decrease was primarily due to certain intangible assets becoming fully amortized by year-end 2003.

     Other Income and Expense. Other income for the nine months ended September 30, 2004 was $8.3 million as compared to $0.4 million of other expense for the nine months ended September 30, 2003. This difference in income of $8.7 million was primarily driven by the $8.3 million net gain recorded during the quarter ended March 31, 2004, resulting from the final settlement of our insurance claim related to the warehouse accident in Rotterdam, the Netherlands that occurred in the second quarter of 2003.

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million in the nine months ended September 30, 2003, as a result of our assessment of an “other than temporary” decline in the fair market value of an investment in certain common stock. There was no such investment income or loss in the nine months ended September 30, 2004.

     Interest Income. Interest income decreased $0.4 million, or 13%, to $2.6 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. The decrease in interest income was primarily due to interest received on a tax refund claim in the second quarter of 2003.

     Income Taxes. The effective income tax rate for the nine months ended September 30, 2004 was 20%, compared to 25% for the nine months ended September 30, 2003, which reflects our assessment of our annual effective income tax rate. Factors affecting our estimated annual effective income tax rate include operating expense increases, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the estimated annual effective rate for the nine months ended September 30, 2003 included the effect of estimated valuation allowances, since we did not anticipate having the ability to utilize certain tax credits.

Financial Results by Segment

     Our managerial financial reporting provides information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we have provided financial data in this financial segment reporting for the three months and the nine months ended September 30, 2004 and 2003.

     The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the three months ended September 30, 2004, the Bioproducts segment achieved operating income of $11.6 million as compared to operating income of $15.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Bioproducts segment achieved operating income of $49.7 million as compared to operating income of $52.2 million for the nine months ended September 30, 2003.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of our product objectives in the health care market. For the three months ended September 30, 2004, the Health Care segment experienced an operating loss of $7.8 million as compared to an operating loss of $9.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Health Care segment experienced an operating loss of $11.3 million as compared to an operating loss of $24.6 million for the nine months ended September 30, 2003. This was primarily due to the recognition of fees totaling $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V. during the quarter ended June 30, 2004.

Joint Venture

     On April 1, 2004 we assumed majority ownership and controlling interest of our joint venture with Kyowa Hakko Kogyo Co. Ltd., in which we have had an equity position since 1996. This ownership change resulted from the joint venture’s partial repurchase of the other owner’s share. This venture has been renamed Genencor Kyowa Co. Ltd. The financial position, results of operations and cash flows of the joint venture have been included in our consolidated financial statements beginning April 1, 2004.

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

Related Party Transactions

     We previously had relocation-related notes receivable from certain of our officers, including a $1.2 million note from Richard J. Ranieri, our Senior Vice President of Human Resources, and a $1.4 million note from Raymond J. Land, our Senior Vice President and Chief Financial Officer. Both of these loans commenced in 2000, were non-interest bearing and were due five years from their date of issuance. During the third quarter of 2004, we purchased these officers’ residences for an aggregate of $5.2 million, and cancelled these notes as partial payment for the properties. Third party appraisals were used to confirm that the purchase price for each property approximated fair market value on the date of acquisition. Each officer, together with his spouse, then entered into a lease with us for his residence providing for a lease term of up to 36 months.

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

     As of September 30, 2004, cash and cash equivalents totaled $167.7 million. The funds were invested in short-term instruments, including A-1/P1 and A-2/P2 rated commercial paper, certificates of deposit, AAA and AA rated medium term notes, institutional money market funds, preferred and non-preferred auction rate securities and bank deposits.

     Cash provided by operations was $41.7 million and $21.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase of $20.1 million in 2004 from 2003 was generated principally by the receipt of cash from our insurer in settlement of our accident-related claim for damage sustained to our finished bioproducts inventory in the second quarter of 2003 as discussed above under the heading “Warehouse Inventory Loss” and the out-licensing of our vaccine technology as discussed above under the heading “Technology Transfer,” partially offset by changes in operating assets and liabilities.

     Cash used in investing activities was $13.3 million and $17.5 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease in cash used of $4.2 million was driven primarily by the recognition of the cash and cash equivalents of our joint venture with Kyowa Hakko Kogyo Co. Ltd. of $3.8 million at April 1, 2004 due to our assumption of a controlling interest in that venture. This venture has been renamed Genencor Kyowa Co. Ltd. Capital expenditures for the nine months ended September 30, 2004 were $16.8 million compared with $18.6 million in 2003. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. This spending also included the purchase of officers’ residences during the third quarter of 2004 as discussed above under the heading “Related Party Transactions.” During the third quarter of 2003, construction was completed on our facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York.

     Cash used in financing activities was $26.4 million and $22.4 million for the nine months ended September 30, 2004 and 2003, respectively, which reflects our $28.0 million annual installment payments made on our senior debt in each period. The increase of $4.0 million during the nine months ended September 30, 2004 was primarily driven by payments on notes payable of one of our foreign affiliates and fewer stock option exercises. While we are permitted to pay dividends to our common stockholders, we currently intend to utilize our resources to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

     At September 30, 2004, we had a $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The credit facility, which consists of a credit agreement, makes available to us $40.0 million of committed borrowings and expires on December 23, 2006. The credit facility fees were 0.25% on the amount of unborrowed principal under the agreement for the three months ended September 30, 2004. As of September 30, 2004, there were no borrowings under the facility.

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

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position supersedes FSP No. 106-1 of the same title, which was issued in January 2004. FSP No. 106-1 permitted employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. For all public companies that sponsor one or more plans with more than 100 participants, the Position is effective as of the first interim or annual period beginning after June 15, 2004. The adoption of FSP No. 106-2 has had no material impact on our financial position or our results of operations.

Market Risk

     Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations, mainly denominated in Euros, accounted for approximately 55% of our revenues for the nine months ended September 30, 2004. We believe that we mitigate this risk by locating our manufacturing facilities so that the costs are denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency positions in assets and liabilities where deemed appropriate. We do not use these instruments for speculative purposes. There were no material foreign currency gains or losses in connection with these types of contracts recorded in the statement of operations for the nine months ended September 30, 2004.

     As of September 30, 2004, cash and cash equivalents totaled $167.7 million. Of this amount, $81.9 million was denominated in Euros. The remainder, or $85.8 million, was primarily denominated in U.S. Dollars. Short-term debt was mainly comprised of our fourth installment of $28.0 million due March 30, 2005 under our 6.82% senior notes discussed under the heading “Liquidity and Capital Resources” in Item 2 of Part I of this Report. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. Dollars.

Interest Rates

     Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $56.0 million 6.82% senior notes outstanding at September 30, 2004 mature evenly in installments of $28.0 million per year. The two remaining installments are due March 30, 2005 and 2006.

Foreign Currency Exposure

     We conduct business throughout the world. During the nine months ended September 30, 2004, we derived approximately 55% of our revenues and approximately 60% of our operating income from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in foreign exchange rates in Europe, Latin America, and Asia. The Euro and Argentine Peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. Our manufacturing and administrative operations for Latin America are located in Argentina. A significant part of our Latin American revenues are denominated in U.S. Dollars. Net foreign exchange losses from U.S. Dollar/Euro and U.S. Dollar/Argentine Peso transactions for the nine-month period ended September 30, 2004 were immaterial.

     Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. For the nine months ended September 30, 2004, foreign currency contracts had an approximately neutral impact on our statement of operations. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

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

     The stock market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices for securities of biotechnology companies, including ours, have been highly volatile in the period since our initial public offering in July 2000 and may continue to be highly volatile in the future. Our stock may be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

If we are not able to timely comply with Section 404 of the Sarbanes-Oxley Act of 2002, public perception of weakness in our internal controls could cause our stock price to decline.

     We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), which require (i) our management to evaluate and report on the effectiveness of our internal controls over financial reporting and (ii) our auditors to evaluate and attest to our aforesaid report on internal controls. Rules related to this subject were adopted as recently as June 2004, and we and our auditors are required to comply with these rules by the end of the current fiscal year. Because these rules were only recently adopted, no proven methods for compliance currently exist, and, as a result, our management must exercise significant judgment in its efforts to fully and timely comply with Section 404. As a result, we cannot provide assurances, should any control deficiencies be identified, that they will either be remediated before the end of our fiscal year or that they will not rise to the level of significant deficiencies or material weaknesses. Although we have made Section 404 compliance a top priority, for the reasons identified above we cannot be certain that we will be in a position to timely comply with the requirements of Section 404. If we are not able to timely comply with the requirements of Section 404, our management could be forced to devote additional time, attention and resources to achieving compliance, which could negatively affect our results of operations. In addition, public perception of our internal controls over financial reporting could be damaged, which could cause our stock price to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information presented in Item 2 of Part I of this Report on Form 10-Q under the heading “Market Risk” is hereby incorporated by reference.

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Controls Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company reported the initiation of a lawsuit on or about July 16, 2004 alleging that the Company had discriminatorily discharged three workers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The information presented in Item 2 of Part I of this Report on Form 10-Q under the heading “Liquidity and Capital Resources” is hereby incorporated by reference. The Company’s Registration Statement on Form S-1 (Registration No. 333-36452) was effective as of July 27, 2000.

Item 3. Defaults Upon Senior Securities

     Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

     Nothing to report.

Item 5. Other Information

     Nothing to report.

Item 6. Exhibits

(10)	Material Contracts

10.1	Standard Form of Option Grant Agreement used by the Company to issue stock options pursuant to the Genencor International, Inc. 2002 Omnibus Incentive Plan

#10.2	Residential Lease dated August 20, 2004, between Raymond J. Land and Kathleen A. Land and the Company

#10.3	Residential Lease, dated August 20, 2004, between Richard J. Ranieri and Nancy J. Ranieri and the Company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

#	Management contract or compensatory plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENENCOR INTERNATIONAL, INC.

November 8, 2004	By: /s/	Raymond J. Land

Date	Raymond J. Land
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2004	By: /s/	Darryl L. Canfield

Date	Darryl L. Canfield
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Standard Form of Option Grant Agreement used by the Company to issue stock options pursuant to the Genencor International, Inc. 2002 Omnibus Incentive Plan

#10.2	Residential Lease, dated August 20, 2004, between Raymond J. Land and Kathleen A. Land and the Company

#10.3	Residential Lease, dated August 20, 2004, between Richard J. Ranieri and Nancy J. Ranieri and the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

#	Management contract or compensatory plan