Form 10-K
period 2004-12-31
GENENCOR INTERNATIONAL INC
filed 2005-03-14
CIK 1113099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (650) 846-7500

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     The aggregate market value (based upon the closing price on the Nasdaq Stock Market on June 30, 2004) of the 9,291,059 shares of voting stock held by non-affiliates as of June 30, 2004 was approximately $152,094,636.

     As of March 1, 2005, there were 60,119,648 shares of Common Stock, par value $0.01 per share, outstanding.

     Unless otherwise specified, all references to “Genencor,” “the Company,” “we,” “us,” “our,” and “ourselves” refer to Genencor International, Inc. or Genencor International, Inc. and its subsidiaries collectively, as appropriate in the context of the disclosure.

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

PART I.

Item 1. Business

Company Overview, Recent Developments and History

     We are a diversified biotechnology company that develops and delivers products and services for the industrial, consumer and agri-processing markets, which we refer to as our Bioproducts segment. In addition, we are developing products for the health care market in our Health Care segment. Using an integrated set of technology platforms, including gene discovery and functional genomics, molecular evolution and design, and human immunology, we develop products that deliver innovative and sustainable solutions to many of the problems of everyday life.

     Our strategy is to apply our proven and proprietary technologies, manufacturing capabilities and resources to expand sales in our existing markets and to address new opportunities in both bioproducts and health care. Our Bioproducts formulations contain enzymes that are used in applications as diverse as removing stubborn stains from clothing, converting corn starch to the sweeteners used in many foods and beverages, and enhancing the nutritional value of grains for animal feed. We own or lease eight Bioproducts manufacturing and distribution facilities and eleven stand-alone Bioproducts distribution centers, making up a global supply chain spanning four continents. In addition, we own a therapeutics production facility to support our preclinical and clinical Health Care efforts.

     We have a strong commitment to research as an essential component of our product development effort, and we are developing a number of other products independently as well as through collaborations. We focus our research and development activities in our technology platforms to discover, optimize, produce and deliver products to our target markets. An important part of our research and development effort is undertaken through third-party collaborations that contribute significant technology and other resources to the development and commercialization of products. We believe this aspect of our research and development effort will continue to be important as we expand into health care and other new markets.

     On January 27, 2005, we entered into an Acquisition Agreement (the Acquisition Agreement) with Danisco A/S (Danisco) and DH Subsidiary Inc., an indirect wholly-owned subsidiary of Danisco (Acquisition Sub), providing for a cash tender offer (the Offer) to acquire all of our outstanding shares of common stock not otherwise owned by Danisco or its subsidiaries for $19.25 per share, net to the seller in cash, to be followed by a merger (the Merger) of Acquisition Sub with and into the Company, with the Company to continue as the surviving corporation. A Special Committee comprised solely of our independent directors, and our Board of Directors, each has determined that the Offer and the Merger are fair to, and in the best interests of, our stockholders (other than Danisco, Eastman and their respective affiliates).

     In connection with the Acquisition Agreement, Danisco has entered into a definitive stock purchase agreement (Stock Purchase Agreement) with Eastman Chemical Company (Eastman), the holder of approximately 25 million shares of our common stock and 485 shares of our series A preferred stock, under which Danisco will acquire all of the outstanding shares of our common stock held by Eastman for $15 per share in cash and all of the outstanding shares of our series A preferred stock held by Eastman for $44 million in cash. In the stock purchase agreement with Danisco, Eastman has agreed not to tender in the Offer the shares of our common stock held by Eastman.

     The Acquisition Agreement is subject to certain conditions, including the tender of a majority of the outstanding shares of our common stock other than those held by Danisco, Eastman, the officers and directors of the Company and its subsidiaries and the respective affiliates of each of the foregoing, receipt of regulatory approvals and other conditions set forth in the Acquisition Agreement. Subject to those conditions, we currently expect the acquisition to be completed by May 31, 2005.

     If consummated, at the effective time of the Merger, all outstanding stock options, stock appreciation rights, shares of restricted stock and restricted stock units outstanding under our 2002 Omnibus Incentive Plan and its predecessor plan, whether or not such awards have otherwise become vested or exercisable, will be cashed out in a lump sum payment based upon the price of $19.25 or such higher price as may be paid pursuant to the Offer. In certain instances, a “change in control price” may be payable under the applicable plan if that price is higher than the price paid in the Offer. During the pendency of the Offer, we have suspended the right to exercise stock options.

     During 2004, our Bioproducts segment continued to generate all of our product revenues through the sales of existing products as well as the commercialization of new products. As discussed elsewhere in Item 1 of this Report, the Bioproducts segment also made important strides in its progress on new applications including efforts to develop low cost enzymes for cellulosic biomass conversion to ethanol, the advancement of our proprietary enzyme system for the elimination of prion infectivity and our work with Dow Corning on the Silicon Biotechnology platform. In addition, in November we launched our Defenz enzymes, a new line of decontamination enzymes to combat nerve gas agents and organophosphate-based pesticides. Licensed from the U.S. Army Edgewood Chemical Biological Center, these enzymes are believed to have advantages over traditional chemical decontaminants such as being water soluble, non-flammable and non-corrosive. We are now marketing this line to the military and civilian first responders such as fire departments, police departments and hazardous materials teams.

     Our Bioproducts segment has been working to expand in certain key geographic areas including, most notably, the Asia Pacific region. During 2004 we acquired majority ownership and assumed a controlling interest in our Japanese joint venture, which has been renamed Genencor Kyowa Co. Ltd. In January 2005 we announced plans to replace our current facility in Wuxi, China with a new manufacturing facility in the Wuxi China National New and High Tech Industrial Development Zone. We expect to operate this facility as a wholly-owned entity, and are in the process of purchasing the remaining approximately 15 percent interest in our Chinese subsidiary from our joint venture partner. The construction is expected to commence in the middle of 2005 with completion and operations transfer from our existing Chinese facility expected to begin in late 2006. The obligation to consummate this transaction is subject to certain conditions precedent including, but not limited to, the receipt of Chinese governmental approvals.

     This year saw major activity within our Health Care segment as well. Early in the first quarter, we initiated our first clinical trial of a therapeutic candidate, a Phase I safety and immunogenicity study for a DNA-based therapeutic vaccine to treat hepatitis B. In March, we sold our entire therapeutic vaccine program to Belgian biotechnology company Innogenetics N.V. We recognized $10 million in license fees associated with this transaction and have the potential of receiving up to $87 million in development milestones as Innogenetics advances this vaccine program. In the event these vaccine products reach commercialization, we also would receive royalty payments on product sales.

     With this transaction, our Health Care segment focused on building and advancing its targeted biotherapeutics pipeline focused on cancer treatment. We then advanced our first product candidate, GCR-8886/2141, for treating cancer into Investigational New Drug (IND) enabling development with the launch of a formal development project. This candidate is based on Protein Activated Chemotherapy (PACT), which is our proprietary version of the Antibody Directed Enzyme Prodrug Therapy (ADEPT) platform for directing anti-cancer drugs to tumors. GCR-8886/2141 targets significant unmet medical needs in colorectal and pancreatic carcinoma. In December, we added to this pipeline through an exclusive worldwide patent license agreement from the Public Health Service giving us the right to develop and commercialize two therapeutic product candidates for cancer. These candidates were under development by the National Cancer Institute. The first candidate, GCR-3888, is currently in a Phase II clinical study for the treatment of hairy cell leukemia and in a Phase I clinical study in subsets of treatment-refractory pediatric acute lymphoblastic leukemia, chronic lymphocytic leukemia and non-Hodgkin’s lymphoma. The second candidate, GCR-8015, is an improved second-generation candidate in the IND enabling stage of development for expanded subsets of patients with these hematologic malignancies.

     We trace our history to 1982 when Genencor, Inc. was formed as a joint venture between Genentech, Inc. and Corning, Inc. In 1987, Eastman Kodak Company acquired a 25% interest in Genencor, Inc. Genencor International, Inc. was incorporated in Delaware in 1989 and commenced operations in 1990 when Cultor Ltd. and Eastman Kodak formed a joint venture in the industrial biotechnology area and acquired Genencor, Inc. In 1993, Eastman Kodak transferred its 50% interest in Genencor International, Inc. to

Eastman Chemical Company. In 1999, Danisco A/S acquired Cultor Ltd., which is now known as Danisco Finland OY. After our initial public offering and continuing to the present, Eastman Chemical Company and its affiliates and Danisco A/S and its affiliates each own in excess of 40% of our outstanding common stock as well as all of our outstanding preferred stock.

Our Marketed Products

     Our Bioproducts segment currently competes in four core areas serving our industrial, consumer and agri-processing markets: cleaning, textiles, grain processing, and food, feed and specialties. In addition to the products we have developed for our core markets, we have also developed one product for the personal care market and are working to develop others. Within these markets, and taking into account our 2004 acquisition of a majority interest in Genencor Kyowa Co. Ltd., our Bioproducts segment recognized $389.8 million in product revenues in 2004 through the sale of approximately 420 products and formulations in more than 80 countries. We manufacture these products at our eight Bioproducts manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We market these products primarily through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China, the United Kingdom, Argentina and Brazil, as well as through other distribution channels in selected markets and geographic areas.

Cleaning Products

     Our cleaning products include protein degrading enzymes, such as proteases; starch degrading enzymes, such as amylases; and cellulose degrading enzymes, such as cellulases and a guar degrading mannanase enzyme. These products are formulated in granular, liquid, tablet and gel forms. Our commercially available cleaning products include the following:

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

Textiles Products

     Our textiles products include cellulase, amylase and protease enzymes for applications such as denim finishing, biofinishing of cotton and cellulosics, and desizing and treatment of wool and silk. Additionally, we market catalase enzymes used to remove hydrogen peroxide during the textile dyeing process. These products are available in a variety of formulations, including liquid and granular forms, and at various concentrations useful under altered conditions, such as high or low temperature and high or low pH conditions. Our commercially available textiles products include the following:

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

Grain Processing Products

     We market our grain processing products to customers who process agricultural raw materials such as barley, corn, wheat and soybeans to produce animal feed, food ingredients, industrial products, sweeteners and renewable fuels. Our grain processing products are used to make products as diverse as beer, sweeteners and fuel ethanol. Subsets of these products are referred to in this Report as: sweeteners or carbohydrate processing and fuel ethanol or fermentation alcohol. Our commercially available grain processing products include the following:

Spezyme:	A broad family of alpha amylase enzymes useful in high and low temperature liquefaction of starch;

Optidex and Optimax:	A series of glucoamylase and debranching enzymes and their blends used in the hydrolysis of starch to glucose;

Gensweet:	A family of isomerase enzymes in both soluble and immobilized form used in the production of high fructose corn syrup;

Optimalt and Clarase:	Maltogenic enzymes used in the production of maltose syrups;

Distillase:	A glucoamylase enzyme used in the hydrolysis of starch to glucose for the production of alcohol;

Fermenzyme:	A product line of glucoamylase and protease enzyme blends used in the production of alcohol; and

G-Zyme:	A line of alpha amylases and glucoamylases for starch processing to produce sweeteners, ethanol and other products.

Food, Feed and Specialties Products

     Our food, feed and specialties products are used in the food industry for such purposes as to improve baking, to process proteins more efficiently and to preserve foods. Additionally, we sell products to improve animal feed and pet food, to treat animal hides in the leather industry, to recover silver residue in photographic film processing, to improve pulp and paper processing, and to decontaminate certain nerve gas agents and organphosphate-based pesticides. Our commercially available food, feed and specialties products include the following:

Multifect, Protex, Laminex and Multifresh:	A full product line of protease, beta-glucanase, cellulase and xylanase enzymes used for such diverse applications as brewing, contact lens cleaning, the production of potable alcohol, waste processing, protein processing and the production of pet food;

OxyGO and Fermcolase:	A line of catalase and glucose oxidase enzymes used in industrial and food processing; and

Defenz:	A line of enzymes capable of breaking down certain organophosphate based materials including nerve agents such as soman and sarin.

Personal Care Products

     We also currently market a high-performance protease used in Dawn Special Care, a hand dish care product sold by The Procter & Gamble Company offering skin-softening benefits to consumers.

Products in Development

     The continued success of our business depends on our ability to develop innovative products that meet our customers’ needs in our target markets. Our ability to develop products for our targeted markets, including health care, may be limited by our resources, our ability to develop and maintain strategic alliances, and the licensing and development of necessary technology. To date, we have financed operations and product development from the sale of products, the sale of stock, research and development funding from our strategic partners, government grants, and short-term and long-term borrowings.

Bioproducts

     We currently have numerous product development programs ongoing in the target markets associated with our Bioproducts segment. Our most important programs include the following:

     Silicon Biotechnology. Our alliance with the Dow Corning Corporation seeks to combine our expertise in biotechnology and Dow Corning’s expertise in silicon chemistry to create a new, proprietary Silicon Biotechnology platform. We plan to jointly commercialize products developed by the alliance. The alliance has filed important patent applications and established a business unit to pursue its biosensor market opportunities. The patent applications have been filed in three strategic areas that we expect to define the initial fields of the alliance’s activity. The first is in biotransformations, where the tools of biotechnology are used to modify silicon to create new materials with unique attributes or to create new, more environmentally efficient processes for existing silicon-based materials. The second area covers delivery systems where silicon and biological materials are combined to deliver active ingredients for application in a wide spectrum of markets, such as cleaning, health care and personal care. The third area covers nano-scale systems for biosensing devices and performance materials. The alliance also established its first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food. The alliance is expected to pursue commercialization opportunities alone and in partnership with market leaders in these target markets.

     Personal Care. We are developing enzyme, protein and peptide ingredients for incorporation into skin, hair and oral personal care products. As part of the path to the market, we have entered into exclusive development collaborations with two major personal care companies. Additionally, we are developing a series of products for the entire market. At least six of these products have passed initial safety and toxicology screening. Some of these have also completed preliminary in vivo or in vitro performance testing and are being sampled to selected potential customers.

     Prion Infectivity. In August 2001, we announced an exclusive collaboration with the predecessor of the United Kingdom’s Health Protection Agency to develop technology to eliminate prions, the infectious agent thought to cause mad cow disease as well as the human form of that disease, and our research and development activities are continuing. The collaboration is primarily focused on developing an enzyme-based method for treating surgical equipment, rendered animal material and blood products to eliminate prion infectivity. Though incineration and high caustic treatments of infected material have shown some degree of prion inactivation, these conditions are not suitable for general applications due to incompatability with most materials and worker safety issues. Previously published results have shown our proprietary enzymes can decrease immunoreactive prion particles under more user-friendly conditions consistent with enzyme applications. More recent in vivo studies using mouse model systems have confirmed that the proprietary proteases can reduce the infectivity of prion particles in both infected mouse brain homogenate as well as meat and bone meal spiked with infectious prions. We are currently awaiting regulatory approval in the European Union for the decontamination of surgical instruments. Specifically, a data package covering this application has been assembled in anticipation of a CE certification in the European Union for the product.

     Biomass Conversion to Ethanol. The agricultural industry produces a vast amount of waste product known as biomass. Some examples include cornstalks, rice hulls and corn stover. Currently, the agricultural industry cannot economically convert biomass on a large scale into useful chemicals such as ethanol. In 2000, we were awarded an initial three-year $17.0 million partial matching funds contract by the National Renewable Energy Laboratory (NREL) to continue our efforts in developing a low cost enzyme system for the economic conversion of biomass to ethanol. In April 2003, we announced we had exceeded our project goal of using our integrated technology platforms to deliver a 10-fold improvement in the economics of breaking down biomass into fermentable sugars. We completed our work with NREL in July 2004 delivering approximately a 30-fold improvement based upon the original NREL metrics. We are continuing our efforts in this area with a focus on application of the technology to new product opportunities.

Health Care

     In 2001, we commenced implementation of our health care business strategy. Since this is a more recent initiative for us, our product pipeline is not as mature as in the bioproducts area. We expect to continue investing in internal research programs, external collaborations and other strategic investments in order to increase our development pipeline. With the sale of our therapeutic vaccine program to Innogenetics, we have focused our efforts on targeted biotherapeutics for the treatment of cancer.

     Targeted Biotherapeutics. We believe the protein therapeutics market is growing significantly, and we believe we have identified opportunities to use our molecular biology, immunology, protein engineering and manufacturing skills to address key problems typically associated with protein therapeutics and to discover and develop new protein therapeutics.

     We are leveraging our key capabilities and technologies in an important area of focus, discovery and development of protein-based drugs for cancer treatment. We are using our expertise in exploiting natural and synthetic diversity to develop new methods for targeting therapeutics to cancer cells as opposed to healthy cells. For example, pursuant to our agreement with Seattle Genetics, we are developing tumor-targeted enzymes that convert relatively non-toxic prodrugs into cytotoxic drugs. The enzyme is concentrated specifically at the tumor site through either an antibody or a novel protein that targets a specific antigen expressed on the tumor cells. The catalytic activity of the enzyme then leads to a significantly increased concentration of the cytotoxic moiety and increased cell death at the tumor site. We refer to this approach as PACT, which is our proprietary version of a platform widely known as ADEPT. In addition, with the execution of a license and Cooperative Research and Development Agreement (CRADA) with the Public Health Service and National Cancer Institute, we are developing immunotoxins targeted to hematologic cancers expressing the CD22 antigen. We are also undertaking early stages of research to leverage the immunotoxin technology and create leads directed against other cancer types.

     We are also exploring opportunities to leverage our expertise in protein expression and manufacturing for production of protein therapeutics. We completed construction and have made substantial progress in the validation of a clinical manufacturing facility designed to satisfy the current Good Manufacturing Practice (cGMP) regulations of the U.S. Food and Drug Administration (FDA) in order to meet the needs of our Health Care drug discovery portfolio and to provide strategic partnering opportunities.

     Another area of activity is protein engineering services for the pharmaceutical industry, which addresses problems ranging from immunogenicity to pharmacokinetics. For example, using our i-mune assay, we can identify epitopes in a protein that may be responsible for initiating an immune response. Then, through protein engineering, these problematic epitopes can be modified, prior to human testing thereby reducing the risk of an adverse immune response. We are applying such approaches primarily to enhance our internal research and development programs. In 2004, we also conducted studies under funded agreements with a pharmaceutical company to evaluate that company’s proprietary molecules using the i-mune assay.

Research and Development

     We have a strong commitment to proprietary research as an essential component of our product development effort. Technology developed in collaborations with third parties, as well as technologies licensed from third parties, are also important sources of potential products for us.

     We have developed several related technology platforms that we apply in an integrated approach we call i-biotech to the discovery, optimization, production and delivery of our products. Our technology platforms supported the development of current commercial products, and we believe that application of these technology platforms may also generate new product candidates in our target markets. Our technology platforms include the following:

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

Molecular Evolution and Design

     Molecular evolution and design is the process or set of tools by which we accelerate the natural evolutionary process in order to engineer or optimize gene products for their intended use, including bioproducts market applications as well as second-generation biopharmaceutical candidates. Using integrated tools for assay development, library generation, and robotic sample handling, we can rapidly develop and screen diversity libraries for activities or gene expression. These technologies are being applied to ongoing internal projects, including, for example, our personal care, cancer therapeutics, and biomass conversion projects.

     In nature, evolution occurs at a very slow rate. We accelerate the evolutionary process to engineer and evolve, or optimize, the function of the protein we identify in the discovery process. We optimize a gene by changing or mutating its DNA sequence to produce a variant protein with a modified function. This process is known as mutagenesis. We alter proteins at a single site, at multiple sites or randomly over the entire length of the protein sequence. We employ several advanced chemical and enzymatic methods for mutating the DNA sequence of genes. We insert these altered genes into our proprietary host production organisms so that we can screen the variant proteins they produce for the identification of product leads.

Human Immunology

     The potential for human allergic response limits the application of some engineered enzymes. To address this limitation, we have developed our human immunology, or i-mune, platform. This platform centers on an assay that determines the human immune response to proteins.

     The human immune system is an extraordinary defense mechanism capable of rapidly responding to invading pathogens and other foreign molecules. Our i-mune assay recreates the first steps of the human immune response in an automated assay format. We take a target protein and divide it into a series of small, easily synthesized pieces. Using our assay, we determine if the protein contains any pieces capable of causing an immune response. We then use the tools of our molecular evolution and design platform to modulate the response. We have shown that we can decrease the allergenic potential of specific proteases and have in vivo evidence, which means occurring within a living organism, that the in vitro assay, which means occurring outside a living organism, accurately predicts human allergenic results.

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

Biomaterial Production Systems

     The term “biomaterial” refers to traditional biocatalysts, chemicals produced through biological routes and novel biological materials, such as repeat sequence proteins or biosensors. A key element of our i-biotech approach is the concurrent application of our biomaterial production systems platform with our other technology platforms. Biomaterial production systems consist of host production organisms that we have adapted to accept genes from other organisms, or foreign genes, and produce the proteins encoded by these foreign genes together with a proprietary process for growing our host production organisms, which we refer to as our proprietary fermentation processes. We grow, or ferment, our host production organisms under controlled conditions, allowing these organisms to grow, divide and efficiently produce optimized proteins. We have developed numerous host production organisms backed by patented technology and process know-how.

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

Bioproducts

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

     Our alliance with The Procter & Gamble Company is based currently upon two principal agreements. First, we are party to a master collaboration agreement, dated October 31, 2003, which expires on October 31, 2006. This agreement provides a framework for cooperation in numerous areas as mutually agreed, particularly laundry and cleaning products. Second, in November 2001, we announced the signing of a five-year worldwide supply contract with The Procter & Gamble Company to provide protease enzymes for laundry and dish detergents. The contract extends our two decade long relationship and further solidifies our position with respect to the innovation and commercialization of protease enzymes for liquid and dry formulation.

     Dow Corning Corporation. In October 2001, we entered into an agreement with Dow Corning Corporation seeking to combine our expertise in biotechnology with Dow Corning’s expertise in silicon chemistry. In June 2004, the parties amended the agreement, among other things extending the collaboration through 2005. The program is attempting to develop unique materials combining the inorganic and biological worlds and to address customer needs in markets we serve today as well as create opportunities in the nanotechnology, photonics and electronics markets. To date, the companies have explored product opportunities in markets both companies serve and anticipate that the alliance will see some of its first successes through the introduction of new, biologically mediated silicon-based products for the life sciences, personal care, cleaning and textiles markets. We have achieved certain milestones, and the alliance has established its first business venture to pursue opportunities for biosensors in the fields of consumer in-home medical tests, drug discovery, biowarfare threat analysis, veterinary diagnostics, and environmental and home monitoring of air, water and food.

     Danisco A/S. In October 2000, we entered into a four-year minimum term research and development agreement with Danisco, one of the world’s leading food ingredients companies. The collaboration is directed at the development and production of innovative biotechnology derived products for use in the food industry. The first joint project target reached commercialization in July 2004.

     NatureWorks LLC. In September 2003, Cargill Dow, now known as NatureWorks LLC, chose us to be its partner to create advanced enzyme systems for a biomass project supported by the United States Department of Energy. This project builds on our previous work with NREL to develop enabling enzyme systems essential for the enzymatic conversion of biomass to ethanol.

Health Care

     Seattle Genetics, Inc. In January 2002, we formed a collaboration with Seattle Genetics, Inc. to discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. In July 2003, we paid Seattle Genetics an extension fee and extended the agreement for two additional years under modified terms. Under terms of the amended agreement, we have a nonexclusive license to Seattle Genetics’s proprietary ADEPT technology for multiple targets, and each company may independently develop products utilizing the other party’s applicable technology. We expect to continue accessing Seattle Genetics’s novel prodrug program in support of our Health Care development efforts. Seattle Genetics may continue its research and development efforts of its lead ADEPT molecule, SGN-17/19, without further funding from us.

     National Cancer Institute. In December 2004, we signed a license agreement and CRADA with the Public Health Service and National Cancer Institute to develop and possibly commercialize two product candidates for hematologic malignancies, GCR-3888 (formerly BL22) and GCR-8015 (formerly HA22) and possibly follow-on lead molecules. This program builds on our strengths in protein engineering, preclinical development, manufacturing and clinical development and on the National Cancer Institute’s clinical development capabilities.

Research Expenses

     A major portion of our operating expenses has been related to the research and development of products. During the years ended December 31, 2004, 2003, and 2002, our total research and development expenses were $75.8 million, $72.5 million, and $70.2 million, respectively. Of these expenses, an estimated $7.6 million, $13.1 million, and $15.4 million, respectively, represent total expenses incurred in conjunction with research collaborations partially funded by our various partners.

     Our research and development efforts have been a primary source of our products and represent an essential component of our business strategy. As of December 31, 2004, we had 253 employees involved full-time in our research and development efforts (including research and development, regulatory and therapeutics production facility personnel), 72 of whom hold Ph.D. degrees and three of whom hold M.D. degrees.

Competition

     We face significant competition in the enzyme markets in which we currently compete. As we develop products for the health care market and new sectors of the bioproducts markets, we face a host of new competitors, including, for example, biotechnology and pharmaceutical companies.

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

     Our products and development programs target the bioproducts and health care markets. There are many commercially available products for each of these markets and for the specific consumer problems and the specific diseases we may attempt to address in product development. A large number of companies and institutions are spending considerable amounts of money and resources to develop products in our target markets.

Competition in our current and target markets is primarily driven by:

•	the ability to establish and maintain long-term customer relationships;

•	the ability to develop, maintain and protect proprietary products and technologies;

•	technology advances that lead to better products;

•	product performance, price, features and reliability;

•	in the case of health care products, clinical efficacy, safety, convenience, and compatibility with other drug products;

•	timing of product introductions;

•	manufacturing, sales and distribution capabilities;

•	technical support and service; and

•	breadth of product line.

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

Proprietary Rights

     The protection of our proprietary technologies and products is important to the success of our business. We rely on a combination of patents, licenses, trade secrets and trademarks to establish and protect our proprietary rights in our technologies and products. Our intellectual property portfolio includes rights in technologies including specific Bioproducts and Health Care products and product candidates and methods of use, production technology, and technology covering research tools such as high-throughput gene discovery, molecular evolution, immunological screens and metabolic pathway engineering. In 2004, we filed 74 new and continuation in part utility patent applications in the U.S. Patent and Trademark Office. Of the new filings, 54 were directed primarily at technology in the Bioproducts arena and 11 were directed primarily to technology in the Health Care field. The remaining nine new filings were directed to basic technology relevant across our programs. In addition, as evidence of the emphasis we place on the protection of our intellectual property, we owned or controlled 24 patents granted by the U.S. Patent and Trademark Office and 23 patents granted from the European Patent Office in 2004. As of December 31, 2004, our worldwide intellectual property portfolio included 484 issued U.S. patents and 855 pending U.S. patent applications.

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

Raw Materials

     The raw materials that we use are commercially available products from a number of independent sources. Based on total raw material expenditures, more than 65% of them have alternate sources of supply, with the remaining supply base being commercially available and interchangeable. Our top twenty suppliers of raw materials account for approximately 72% of the total raw material purchases we make to support our global manufacturing operations.

Manufacturing and Supply Capabilities

     We own or lease eight Bioproducts manufacturing and distribution facilities and eleven stand-alone Bioproducts distribution centers, making up a global supply chain spanning four continents. Our supply organization has a proven capability to meet customer demands. This involves quality certification, such as ISO 9001:2000, multi-site product qualification, delivery capabilities and special custom supply requirements. We strive to produce materials in locations and with processes that allow us to minimize manufacturing and distribution costs, inventory and capital investment. We also have a therapeutics production facility to support our preclinical and clinical Health Care efforts. Finally, we recently announced plans for the construction of a new manufacturing facility in Wuxi, China to replace our existing Bioproducts facility in that region.

Trademarks

     The following are our trademarks: GENENCOR, GENENCOR INTERNATIONAL, INDIAGE, PRIMAFAST, OPTISIZE, PURAFECT, PROPERASE, PURASTAR, PURADAX, PURABRITE, SPEZYME, G-ZYME, OPTIDEX, DISTILLASE, OPTIMAX, FERMENZYME, GENSWEET, OPTIMALT, CLARASE, MULTIFECT, MULTIFRESH, FERMCOLASE, LAMINEX, OXYGO, I-MUNE, I-BIOTECH, DEFENZ, DESIGNPATH, DESTIGEN, OXYGONE, PACT, PRIONZYME, PROTEX and ENZOGUARD. SILICON BIOTECHNOLOGY is a trademark of the Dow Corning Corporation and us. The following trademarks are owned by the individual companies: DAWN SPECIAL CARE, TIDE and ARIEL (The Procter & Gamble Company); ADEPT (Seattle Genetics, Inc.).

Major Customers

     Our five largest customers collectively accounted for approximately 51% of our 2004 product revenues, with our largest customer, The Procter & Gamble Company, accounting for more than 32% of such revenues. Our five largest customers in 2004 were a collection of related purchasers in the grain processing area that we identify as The Broin Group; Danisco Animal Nutrition – the feed ingredients business unit of Danisco A/S, which was formerly known as Finnfeeds; Cargill, Incorporated; The Procter & Gamble Company; and Reckitt Benckiser, plc.

Geographical and Product Class Information

     The financial information concerning geographical areas and product class revenues set forth in Note 15 of the financial statements contained in Item 8 of this Report is incorporated herein by reference.

Regulatory Environment

Product Regulation — Bioproducts

     Regulatory agencies regulate our products according to their intended use. The FDA regulates food, feed, cosmetic and pharmaceutical products based on their application. The FDA and the U.S. Environmental Protection Agency (EPA) regulate non-drug biologically derived products. The U.S. Department of Agriculture regulates plant, plant pest and animal products. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction or the jurisdiction of other regulatory agencies. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process and range from three months to three years.

     The European Union (EU) has attempted to replace national regulatory procedures for biologically derived products with a consistent EU regulatory standard. However, some national regulatory oversight remains. Regulation of enzymes used as processing aids is currently accomplished through such national oversight although the EU Commission is pursuing regulations covering all food use enzymes at the EU level. For enzymes used as additives in food or feed, centralized legislation exists requiring review of the product application by the European Food Safety Authority.

     Regulatory review of our products in Pacific Rim and Asian countries having approval or registration processes ranges from three months to two years. Currently, enzymes used in food require approval in Japan, Korea and Australia/New Zealand and registrations in several other countries. Certain Asian countries and some countries in Latin America rely on United States and European product registrations.

Product Regulation — Health Care

     In the United States, all phases of the development and commercialization of pharmaceuticals are regulated primarily under federal law and subject to rigorous FDA review and approval processes. Before a pharmaceutical candidate can be tested in humans, it must be studied in laboratory experiments and in animals to provide data to support its potential safety, and clinical supplies must be produced under the FDA’s cGMP regulations. These data are submitted to the FDA in an IND for review and authorization to study the pharmaceutical product in humans. Only after the FDA finds the IND enabling data to be acceptable can a company commence clinical trials in humans designed to demonstrate that a pharmaceutical product is safe and effective for its intended use.

     These clinical trials are subject to federal regulations, are very expensive and usually take many years. These studies are divided into three separate phases. In Phase I, studies are conducted with a relatively small number of healthy human subjects or patients to assess the safety of the product, dose tolerance, pharmacokinetics, metabolism, distribution and excretion. In Phase II, the product is given to a limited target patient population to further assess safety and to begin to assess efficacy and dose safety. If the results of these first two phases are favorable, then Phase III studies are conducted in the target patient population with a number of subjects large enough to statistically establish safety and efficacy of the product. Concurrent to the clinical development, a company needs to also generate data on the manufacture and controls of the pharmaceutical product. Upon the successful completion of Phase III and demonstration of the ability to produce the product under cGMP conditions, a New Drug Application (NDA) or a Biologics License Application (BLA) is submitted to the FDA. The clinical and manufacturing information submitted with the application is reviewed by the FDA, which will approve the product for marketing if it judges that, pursuant to current regulations, the data contained in the application support the safety and efficacy claims and the manufacturing and controls data demonstrate the quality, purity, safety and identity of the product. On average, it takes the FDA six to twelve months to review and approve an NDA or BLA. Significant changes in manufacturing and controls of the product or additional labeling claims pursued after approval of the initial application is obtained will require submission of additional data to the FDA for review and approval.

     Regulatory procedures for licensing drug products in Europe are generally comparable to those in the United States. Biologic products are reviewed through a centralized procedure that leads to granting of a single license for the entire EU.

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

Genetically Modified Microorganisms

     Genetically modified microorganisms and products derived from these organisms are regulated in many countries around the world. In the United States, we voluntarily comply with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules at all of our research and development facilities. We also comply with the EPA’s regulation of intergeneric microorganisms under the Toxic Substances Control Act. We design our production organisms and processes to comply with regulatory principles and practices in both manufacturing and commercial venues regardless of the location. By using production organisms that are classified as Good Industrial Large Scale Practice or Biosafety Class I organisms, we are able to maximize environmental and employee safety while minimizing regulatory concerns. Through this strategy, we have been successful in gaining regulatory clearance to use our genetically modified microorganisms in our manufacturing factories in the United States, Belgium and Finland and in our research facilities in the United States and the Netherlands.

Compliance

     To be able to commercialize our products around the world, we must ensure that they are safe and suitable for their intended use and meet applicable regulatory requirements. Their manufacture also must comply with all existing regulations at our manufacturing sites. In order to meet this need, we have an experienced internal regulatory and environmental health and safety department that is involved in projects from the earliest possible stage.

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

Employees

     As of December 31, 2004, we had 1,271 active employees in our consolidated entities, including 83 with Ph.D. degrees and four with M.D. degrees. We may expand our research and development and business operations and hire additional staff as we expand our technology and market opportunities and establish new strategic alliances and customer relationships. We continue to search for qualified individuals with interdisciplinary training and flexibility to address the various aspects and applications of our technologies. None of our United States employees were represented by a labor union as of December 31, 2004. Employees at several of our foreign locations are covered by collective labor agreements, including employees in Argentina, Belgium, Finland, France, Germany and the Netherlands. We strive to maintain strong working relationships with all the employee representatives.

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

Risk Factors

     Biotechnology and especially the development of products for the health care market are areas of intense competition and high risk. Accordingly, significant risk factors, including those described below could harm our business, financial condition, and/or results of operations.

Risks Related to Our Business

If we fail to develop products for the health care and bioproducts markets, we may not achieve an acceptable return on our research and development expenditures or realize product revenues from these markets.

     Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and may be reluctant to switch thereafter. In addition, our Health Care segment is a relatively new business strategy for us and our future success in this segment will depend upon our ability to utilize our technologies for the development and delivery of new products to the health care market. We intend to continue to invest heavily in research and development to develop products for both our Bioproducts and Health Care segments. To the extent that we fail to introduce new products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which may be difficult to regain.

     The successful development of these products is highly uncertain and is dependent on numerous factors, many of which are beyond our control, and may include the following:

•	the product may be ineffective or have undesirable side effects in preliminary and commercial testing or, specifically in the health care area, in preclinical and clinical trials;

•	the product may fail to receive necessary governmental and regulatory approvals, or such regulatory approvals may be delayed significantly;

•	the product may not be economically viable because of manufacturing costs or other factors, which are not known to us at this time;

•	the product may not gain acceptance in the marketplace or we may fail to adequately address our customers’ requests for modifications and improvements on our existing products;

•	our competitors may successfully introduce competing products into the market and develop substantial market share before we are able to introduce our products; or

•	the proprietary rights of others or competing products or technologies for the same application may preclude us from commercializing the product.

     As a result of these factors and others, we may experience delays in the development and introduction of new products in our existing bioproducts markets. Also due to these factors we may never achieve an acceptable return on our research and development expenditures or realize product revenues from our Health Care segment or in new bioproducts markets that we are targeting, such as personal care products.

We have yet to commercialize a Health Care product, our Health Care segment has a history of losses and we expect to continue to incur losses in that segment for the foreseeable future.

     We have yet to commercialize a Health Care product, and our Health Care segment has incurred net losses since we commenced implementation of our Health Care business strategy in 2001, including net losses of $24.1 million in 2001, $40.9 million in 2002, $33.6 million in 2003 and $23.3 million in 2004. We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, which will continue to be substantial. Because of the numerous risks and uncertainties associated with developing products in the Health Care segment, we are unable to predict the extent of any future losses or when this segment will become profitable, if ever.

If we fail to enter into strategic alliances with partners in our target markets or if our existing strategic alliances terminate, we may not have the resources necessary to capitalize on all of the market opportunities available to us.

     We do not currently possess the resources necessary to independently develop and commercialize products for all of the market opportunities that may result from our technologies. We have in the past and expect to continue to form strategic alliances with industry leaders in our target markets to gain access to funding, research and development and distribution channels. We may fail to enter into the necessary strategic alliances or our existing strategic alliances may terminate, each of which would limit our product development efforts and market opportunities. In addition, our present or future strategic alliance partnerships could be harmed if:

•	we fail to meet our agreed upon research and development or other business objectives;

•	we disagree with our strategic partners over material terms of the alliances, such as manufacturing and distribution rights and the ownership and commercialization of intellectual property resulting from the alliance; or

•	we enter into a new strategic alliance or ownership structure that conflicts with the business objectives of a pre-existing strategic alliance partner.

Our strategic alliance partners may determine not to develop our products or may develop products that compete with our products.

     In many cases, we have limited or no control over the resources that a strategic alliance partner or collaborator may devote to our products. Our strategic alliance partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. In addition, a strategic alliance partner may determine to develop products that compete with our products. If any of these situations were to occur, our product development efforts could be adversely affected, particularly where we have given the strategic alliance partner exclusive rights with respect to the development of a product.

If we fail to independently raise additional capital when needed, we may be forced to delay, reduce or eliminate some of our product development efforts.

     Developing and commercializing products for the bioproducts and health care markets requires significant financial resources. To continue to capitalize on the existing and future market opportunities we have identified, we may need to seek additional capital, which may occur through the incurrence of indebtedness and/or private or public offerings of equity and debt securities. Due to economic, market, geopolitical and other conditions beyond our control, we may not be able to raise additional capital when needed for our business on acceptable terms or conditions, if at all. If adequate financing is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

If the demand for our cleaning market enzymes decreases, our revenues could significantly decline.

     Our cleaning market enzymes accounted for approximately 47% of our 2004 product revenues. If the demand for cleaning enzymes decreases or alternative enzymes render our products noncompetitive, our revenues could significantly decline.

We are dependent on sales to a relatively small number of significant customers, and the loss of any one of these customers could cause a significant decline in our revenues and profitability.

     Our five largest customers collectively accounted for approximately 51% of our product revenues in 2004 with our largest customer, The Procter & Gamble Company, accounting for more than 32% of such revenues in 2004. Any one of these customers may reduce their level of business with us. Should The Procter & Gamble Company or any of our other large customers decide to reduce or terminate business with us, our revenues and profitability could decline significantly.

We generally do not enter into long-term supply contracts with our customers, and changes in our relationships with our customers could significantly harm our business and operating results.

     While we do have arrangements of various durations with some of our customers, we generally do not enter into long-term supply agreements with our customers. As a result, we are routinely involved in discussions with customers regarding the status of our relationships. These discussions may lead to extensions or new commercial arrangements or may be unsuccessful. Our customer relationships involve uncertainty by virtue of economic conditions, customer needs, competitive pressures, our production capabilities and other factors. Consequently, we expect that our customer base will continue to change over time as will the nature of our relationships with individual customers, including major customers. These changes may significantly harm our business and operating results.

If our competitors are better able to develop and market products, it could reduce sales of our products.

     We face significant competition in the markets in which we currently compete. As we develop products for the bioproducts and health care markets, we face a host of new competitors, including, for example, biotechnology and pharmaceutical companies. In the bioproducts markets, some competitors may have a stronger market position and greater financial resources than we do. Specifically, in cleaning enzymes, we believe that Novozymes A/S, our largest competitor, may have more product offerings and a greater market share than we do. In food and feed enzymes, we believe that DSM N.V. and Novozymes A/S have greater market shares and more product offerings than we do.

Competition in our current and target markets is primarily driven by the following:

•	ability to establish and maintain long-term customer relationships;

•	ability to develop, maintain and protect proprietary products and technologies;

•	technology advances that lead to better products;

•	product performance, price, features and reliability;

•	in the case of health care products, clinical efficacy, safety, convenience, and compatibility with other drug products;

•	timing of product introductions;

•	manufacturing, sales and distribution capabilities;

•	technical support and service; and

•	breadth of product line.

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

     We intend to acquire other businesses, technologies and products in the future that we believe are a strategic fit with our business. These transactions could include mergers, acquisitions, strategic alliances and licensing agreements. If we undertake any transaction of this sort, we will face a number of risks that may adversely impact our business, financial condition and results of operations, including the following:

•	Integration Difficulties and Costs. The acquisition of another company may require us to integrate our products, services and technologies with those of the acquired company. We may not be able to successfully manage this integration or it may result in significant and/or unexpected additional costs. Integration may also result in a substantial distraction to our senior management and this distraction may delay or prevent us from successfully pursuing our existing business strategies.

•	Transaction Costs and Charges. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. Similar costs and charges could arise in future transactions and have a material adverse impact on our results of operations for quarterly or annual periods and possibly have an adverse impact upon the market price for our common stock.

•	Loss of Employees. If we acquire another business, we could experience disruptions in our employee base due to a variety of factors, including changes in compensation, reporting relationships, future prospects and the direction and strategy of our business. As a result of these disruptions and the general uncertainty often inherent in an acquisition, key employees of both our business and the acquired company may seek employment elsewhere, including with our competitors.

•	Failure to Obtain Anticipated Benefits. When we acquire any business, product or technology, we may not be able to create the technological, operating and other advantages that our management initially expected. Failure to obtain anticipated benefits from an acquisition can result from many factors, including unanticipated contingent and other liabilities, overlap among product and service lines, conflicts with customers and suppliers and the inability to profitably utilize acquired technologies. These types of failures could negatively impact both our profitability and the market price for our common stock.

•	Adverse Impact of Acquisition Financing. If we use our common stock to finance any such future acquisitions, our existing stockholders’ interest in us could be diluted. If we use indebtedness to fund future acquisitions, the servicing of this indebtedness may negatively impact our results of operations and the agreements governing such indebtedness may contain financial, operating and other covenants that impose significant restrictions on our business.

If we are unable to secure or maintain adequate intellectual property protection or become involved in an intellectual property dispute, it could significantly harm our financial results and ability to compete.

     Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies in the United States and globally. In addition to protecting our own intellectual property rights, we must also avoid infringing patent and other intellectual property rights of third parties, for example misappropriation of third party owned trade secrets, and not breach any licenses, non-disclosure or other agreements that we have entered into with third parties regarding technologies and products. However, the patent and other intellectual property rights of biotechnology companies can be highly uncertain and involve complex legal and factual questions, and, therefore, enforceability is uncertain.

     We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that we protect our technologies with valid and enforceable patents or as trade secrets. We file patent applications in the United States and in foreign countries as part of our strategy to protect our proprietary products and technologies. The loss of significant patents or the failure of patents to issue from pending patent applications that we consider significant could impair our operations or cause a loss of license derived income. In addition, third parties could successfully challenge, invalidate or circumvent our issued patents or patents licensed to us, for example through court, reexamination or opposition proceedings. Further, we must make judgments regarding which aspects of our research and development activities to protect with patents. Because we often must apply for patents significantly in advance of when we attempt to develop and commercialize particular products, we may fail to apply for adequate patent protection in a sufficiently timely manner for these products. As a result, we may not obtain the patents or licenses to technologies that we will need to develop products for our target markets. In addition, the laws of some foreign countries may also not protect our intellectual property rights to the same extent as United States law or we may be unable to obtain any patent protection in some foreign countries. Also, our patent portfolio includes patents that are nearing the end of their period of protection. While we do not expect to experience a material adverse effect related to patent expirations in the near term, the expiration of patents may submit us to new competition and price pressures that may lead to a significant loss of product revenue.

     We also rely in part on trade secret protection for our confidential and proprietary information by entering into confidentiality agreements and non-disclosure policies with our employees, consultants and customers. Nonetheless, unauthorized use or disclosure of our confidential and proprietary information may occur in the future, and others may independently develop substantially equivalent information and techniques or otherwise gain access to our trade secrets. We typically file patent applications in countries that require publication of patent applications within 18 months of the filing date which can diminish the value of trade secrets described in the patent application.

     Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology industry and many companies in this industry have employed intellectual property litigation as a way to gain competitive advantage. In the ordinary course of business, we periodically receive notices of potential infringement of patents or misappropriation of trade secrets owned by others and patent applications that may mature to patents held by others. The impact of such claims of potential infringement, as may from time to time become known to us, are difficult to assess. In the event of an intellectual property dispute, we may become involved in litigation. The outcome of any such litigation is inherently uncertain. Even if we are successful, the litigation can be costly in terms of dollars spent and diversion of management time.

     If a third party successfully claims an intellectual property right to technology we use, it may force us to discontinue an important product or product line, alter our products and processes, pay license fees, pay damages for past infringement or cease certain activities. Under these circumstances, we may attempt to obtain a license to this intellectual property. However, we may not be able to do so on commercially reasonable terms or at all. In addition, regardless of the validity of such a claim, its mere existence may affect the willingness of one or more or our customers to use or continue to use our products and, thereby, materially impair our business and results of operations.

     Those companies with which we have entered or may enter into strategic alliances encounter similar risks and uncertainties with respect to their intellectual property. To the extent that any such alliance companies suffer a loss or impairment of their respective technologies, we may suffer a corresponding loss or impairment that may materially and adversely affect our investments.

If we lose our key personnel or are unable to attract and retain qualified personnel as necessary, it could delay our product development programs and harm our research and development efforts.

     Our success depends to a significant degree upon the continued contributions of our executive officers, management, and scientific staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our strategic alliances in a timely fashion or to support our internal research and development programs or our manufacturing and distribution requirements. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms.

Our international operations are subject to a number of risks that could be costly in terms of dollars spent, diversion of management’s time and revenues and profits.

     In 2004, we derived approximately 58% of our product revenues from our foreign operations. In addition, we have significant operations in a number of foreign countries, including Argentina, Belgium, China, Finland and the Netherlands. We expect to continue to operate in foreign countries and that our international sales will continue to account for a significant percentage of our revenues. As such, we are subject to certain risks arising from our international business operations that could be costly in terms of dollars spent, diversion of management’s time and revenues and profits, including:

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	difficulties of compliance with a wide variety of foreign laws and regulations;

•	disputes with governmental agencies and other bodies regarding our business, operations and facilities in foreign jurisdictions;

•	changes in our international distribution network and direct sales forces;

•	political trade restrictions and exchange controls;

•	political, social, or economic unrest including armed conflict and acts of terrorism;

•	labor disputes including work stoppages, strikes and embargoes;

•	inadequate and unreliable services and infrastructure;

•	import or export licensing or permit requirements; and

•	greater risk on credit terms and long accounts receivable collection cycles in some foreign countries.

Foreign currency fluctuations could cause our revenues and profits to decline.

     Our foreign operations generate sales and incur expenses in local currency. As a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. Dollar and the currencies in which we do business could cause our revenues and profits to decline. For example, product revenues denominated in Euros accounted for approximately 40% of our total product revenues in 2004, and the fluctuations in the currency exchange rate against the U.S. Dollar can have a significant impact on our reported product revenues.

Opposition to genetically engineered products could result in our inability to commercialize products.

     We produce a significant amount of our products from genetically modified microorganisms. We cannot predict public attitudes and acceptance of existing or future products made from genetically modified microorganisms, particularly in the food and feed sectors. If we are not able to overcome concerns relating to safety and environmental hazards of genetic engineering, the general public may not accept our products or third party products that contain our products. This may also prevent us from commercializing certain new products. In addition, negative public attitudes in a number of countries toward genetically engineered products, particularly those in the EU, may negatively influence laws and regulations governing the ownership or use of genetic material.

If we become subject to a costly product liability damage claim or award, our profits could decline.

     We may be held liable if any product we develop, or any product that a third party makes with the use or incorporation of any of our products, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Our current product liability insurance may not cover our potential liabilities. Our inability to obtain sufficient insurance coverage in the future at an acceptable cost or otherwise to protect against potential liability claims could prevent or inhibit the commercialization of products developed by us or our strategic partners. If a third party sues us for any injury caused by our products, our liability could exceed our insurance coverage amounts and total assets and our profits could decline.

If we are subject to costly environmental liability due to the use of hazardous materials in our business, our profits could decline.

     We lease or own approximately 34 facilities throughout the world. Our research and development processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Our operations also generate potentially hazardous waste, which must be transported to approved storage, treatment and disposal sites and facilities. We cannot eliminate entirely the risk of contamination or the discharge of hazardous materials and any resultant injury from these materials and wastes. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling, transportation and disposal of these materials and wastes. Third parties may sue us for any injury or contamination resulting from our use or a third party’s use of these materials. Any accident could partially or completely shut down our affected facilities and operations. In addition, if we are required to comply with any additional applicable environmental laws and regulations, we may incur additional costs, and any such current or future environmental regulations may impair our research, development or production efforts.

Legal restraints and required government approvals could delay or prevent our introduction of products.

     Regulatory agencies regulate our products according to their intended use. The FDA regulates food, feed, cosmetic and pharmaceutical products based on their application. The FDA and the EPA regulate non-drug biologically derived products. The U.S. Department of Agriculture regulates plant, plant pest and animal products. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction or the jurisdiction of other regulatory agencies. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process and range from three months to three years. Regulation of enzymes used as processing aids in Europe is currently through national oversight. However, the European Union Commission is presently drafting regulations covering all food use enzymes at the EU level. In Pacific Rim and Asian countries that have approval or registration processes, these processes range from three months to two years. Certain Asian countries and some countries in Latin America rely on United States and European product registrations.

     In the United States, all phases of the development and commercialization of pharmaceuticals are regulated primarily under federal law and subject to rigorous FDA review and approval processes. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. The FDA’s cGMP are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards. Regulatory procedures for licensing drug products in Europe are comparable to those in the United States. Biologic products are reviewed through a centralized procedure that leads to a single license for the entire EU. In addition, each product must receive individual pricing approvals before it can be marketed. The process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.

     These regulations may delay or prevent our introduction of new products, particularly with respect to any health care products we develop, as we have limited experience with respect to the laws and regulations relating to these products.

Before we commercialize and sell any of our product candidates in our Health Care segment, we must conduct clinical trials, which are expensive and have uncertain outcomes.

     Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products in our Health Care segment, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing and clinical trials.

     Historically, companies have found that the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Similarly, a number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product development.

Our own ability to manufacture health care products is uncertain, which may make it more difficult for us to develop and sell our products.

     In addition to the many other risks in developing health care products, if we determine to manufacture our own health care products, we may encounter problems with the following:

•	production yields;

•	quality control and assurance;

•	availability of qualified personnel;

•	adequate training of new and existing personnel;

•	on-going compliance with our standard operating procedures;

•	on-going compliance with FDA regulations;

•	production costs; and

•	development of advanced manufacturing techniques and process controls.

Risks Related to Ownership of Our Common Stock

If the ownership of our common stock continues to be highly concentrated with Danisco A/S and Eastman Chemical Company, it may prevent our other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

     After our initial public offering and continuing to the present, Eastman and Danisco and their affiliates, which we refer to as our major stockholders, each own approximately 42% of our outstanding common stock. Moreover, pursuant to a stockholder agreement among Eastman, Danisco and us, each of our major stockholders also has the right to nominate three of our ten directors. As a result of their ownership percentage and their board nomination rights, the significant stockholders have the ability, in the event they act together, to significantly influence fundamental corporate transactions and other important issues, including the election of our directors, the approval of merger transactions involving us, acquisitions and sales of assets, amendments to our certificate of incorporation and bylaws, the incurrence of indebtedness and the strategic direction of our business. Even if the major stockholders act independently of each other, each has significant influence over corporate transactions requiring stockholder approval. The concentration of ownership of our common stock may have the effect of either delaying or preventing a change to our control favored by our other stockholders or accelerating or approving a change to our control opposed by our other stockholders. As the major stockholders’ interests may be different than ours and those of our stockholders, the influence of these stockholders could create conflicts of interest between them and us with respect to the allocation of corporate opportunities and between the major stockholders and other stockholders.

If stockholders sell large numbers of shares of our common stock, our stock price could decline.

     The market price of our common stock could decline as a result of sales of our stock into the public market or the perception that these sales could occur. Our two major stockholders, for example, each hold approximately 42% of our common stock. These stockholders are not subject to any contractual restrictions on future sales of their shares. In addition, subject to limitations regarding offering frequency and size, these stockholders may require us to file registration statements to resell their shares under the Securities Act of 1933 (Securities Act) or to sell their shares pursuant to any registration statement that we file on our own behalf.

     In addition, we have stock options, stock appreciation rights and restricted stock outstanding with certain of our directors, officers, employees and consultants pursuant to our 2002 Omnibus Incentive Plan, approved by our stockholders in May 2002, and its predecessor plan. We have filed registration statements with respect to these plans and, as a result, the shares received upon exercise of these options generally may be sold in the public market, subject to limitations imposed by Rule 144 under the Securities Act that may apply to our affiliates.

Our common stock price has been, and may continue to be, volatile, which may adversely affect the value of an investment in our common stock.

     The stock market, from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices for securities of biotechnology companies, including ours, have been highly volatile in the period since our initial public offering in July 2000 and may continue to be highly volatile in the future. Our common stock may be affected by this type of market volatility, as well as by our own performance. During the 12-month period ended December 31, 2004, the closing price of our common stock on the Nasdaq Stock Market ranged from $12.35 to $16.96. The following factors, among other risk factors, may have a significant affect on the market price of our common stock:

•	developments in our relationships with current or future strategic partners;

•	conditions or trends in the biotechnology industry;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments in patent or other intellectual proprietary rights or announcements relating to these matters;

•	investor concern regarding the public acceptance of the safety of biotechnology products or announcements relating to these matters;

•	litigation or governmental proceedings or announcements relating to these matters;

•	economic and other external factors, such as natural disasters or acts of terrorism;

•	future royalties from product sales, if any, by our licensees; and

•	sales of our common stock or other securities in the open market.

     In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. Recently, we have been named in several lawsuits regarding the Acquisition Agreement, and we could incur substantial legal fees in connection with, and our management’s attention and resources could be diverted from operating our business to respond to, these suits and any other litigation involving us.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

     A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed and difficult to reduce quickly in a cost effective manner. Accordingly, if product revenue declines or does not grow as we anticipate or non-product revenue declines due to the expiration or termination of strategic alliance agreements or the failure to obtain new agreements or grants, we may not be able to correspondingly reduce our operating expenses in any particular quarter. As a result of these and other factors, our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include the following:

•	the ability and willingness of strategic partners to commercialize products derived from our technology or containing our products on expected timelines;

•	our ability to successfully commercialize products developed independently and the rate of adoption of such products;

•	fluctuations in consumer demand for products containing our technologies or products, such as back to school sales of blue jeans and other denim products, resulting in an increase in the use of textile processing enzymes, and fluctuations in laundry detergent use due to promotional campaigns run by consumer products companies;

•	fluctuations in geographic conditions including currency and other economic conditions such as economic crises in Latin America or Asia and increased energy and related transportation costs; and

•	fluctuations in fees and royalty revenues due to the timing of milestone and other payments.

     We also have incurred significant infrequently occurring charges within given quarters, such as those incurred in conjunction with restructuring activities and recognized investment income/expense from available-for-sale marketable securities.

Item 2. Properties

     We lease or own 34 facilities throughout the world. Our nine global manufacturing facilities, with eight currently serving our Bioproducts segment and one constructed to serve our Health Care segment, are located in Cedar Rapids, Iowa; Rochester, New York; Beloit, Wisconsin; Hanko and Jamsankoski, Finland; Brugge, Belgium; Jiangsu Province, China and Province De Cordoba, Argentina, represent approximately four million liters of fermentation capacity and provide the base for our 19 global distribution centers. We also have 14 administrative and sales offices included in the 34 facilities. We lease our principal offices located in 154,783, 43,944, and 29,000 square feet of space in Palo Alto, California, Rochester, New York, and Leiden, the Netherlands, respectively, and each site serves both of our business segments. The leases for these facilities expire in 2017, 2009 and 2019, respectively. We believe that our facilities are in good operating condition and that all real property owned or leased is adequate for all present and near term uses.

     Information concerning each of our manufacturing facilities is as follows:

Site	Ownership	Business Segment
Cedar Rapids	Owned	Bioproducts
Genencor International, Inc.
Cedar Rapids, Iowa

Hanko Genencor International OY	Leased, 50 year term expiring 2029	Bioproducts
Hanko, Finland

Brugge	Owned	Bioproducts
Genencor International BVBA
Brugge, Belgium

Jamsankoski	Owned	Bioproducts
Genencor International OY
Jamsankoski, Finland

Arroyito	Owned	Bioproducts
Genencor International Argentina, S.A.
Province De Cordoba, Argentina

Rochester Center for Development and Commercialization (RCDC) Genencor International, Inc. Rochester, New York	Leased, 50 year term expiring 2040, with right to purchase for $1.00	Bioproducts

Rochester Therapeutic Production Center Genencor International, Inc.	Building beneficially owned on same leased parcel as RCDC	Health Care
Rochester, New York

Beloit	Owned	Bioproducts
Genencor International Wisconsin, Inc.
Beloit, Wisconsin

Wuxi Genencor (Wuxi) Bio-Products Co., Ltd. Jiangsu Province, P.R. of China	Governmental land use rights to use land	Bioproducts

     In January 2005 we announced our plans to build a new manufacturing facility in the Wuxi China National New and High Tech Industrial Development Zone to replace our current facility in Wuxi, China. The new site is approximately 20 acres, which includes room for future expansion, and is expected to house sales support, customer service, technical and logistical support and warehouse operations in addition to manufacturing operations.

Item 3. Legal Proceedings

Proceedings Related to the Danisco Acquisition

     On January 27, 2005, Genencor, certain of its officers and directors and Danisco were named in a purported class action complaint filed in the Court of Chancery of the State of Delaware. The case was captioned Zappolla v. Genencor International, Inc. et al., No. 1052-N. This complaint alleged that defendants entered into the Acquisition Agreement without having engaged in fair and open negotiations with all potential bidders, without having performed an active market check and/or open auction for sale of Genencor, and that the consideration to be paid pursuant to the Acquisition Agreement is inadequate. The complaint also alleged that the individuals named as defendants have acted and are acting contrary to their fiduciary duty to seek to maximize stockholder value. The plaintiff sought to, among other things, enjoin the proposed acquisition of Genencor by Danisco. As described below, this case was subsequently consolidated and the plaintiffs and defendants have entered a memorandum of understanding that, if approved by the Delaware Chancery Court, will result in a dismissal with prejudice of all claims in the consolidated case.

     A second purported class action complaint was filed against Genencor, certain of its officers and directors, Danisco and Eastman in the Court of Chancery of the State of Delaware on January 27, 2005. The case is captioned Mirfred Partners LLC v. Genencor International, Inc. et al., No. 1053-N. This complaint alleged that the consideration to be paid pursuant to the Acquisition Agreement is inadequate and was fixed arbitrarily by Genencor’s major stockholders. The plaintiff sought to enjoin the proposed acquisition of Genencor by Danisco, or alternatively sought rescission and putting aside of the proposed acquisition or awarding rescissory damages if the proposed acquisition were completed, and awarding compensatory damages and other relief. As described below, this case was subsequently consolidated and the plaintiffs and defendants have entered a memorandum of understanding that, if approved by the Delaware Chancery Court, will result in a dismissal with prejudice of all claims in the consolidated case.

     A third purported class action complaint was filed on January 27, 2005 against Genencor and certain of its officers and directors in the Superior Court of the State of California, County of Santa Clara. The case is captioned Rice v. Genencor International, Inc., et al., No. 105CV 034734. This complaint alleges that Genencor’s directors violated their fiduciary duties in connection with the proposed acquisition and that the plaintiff and other members of the purported class will not receive their fair portion of the value of Genencor’s assets and business and will be prevented from obtaining the real value of their equity ownership of Genencor. The plaintiff seeks, among other things, to enjoin the proposed acquisition of Genencor by Danisco. Genencor is defending the claims alleged in this lawsuit.

     A fourth purported class action was filed on February 4, 2005 against Genencor and its directors, Eastman and Danisco in the Court of Chancery of the State of Delaware. The case is captioned Sloboda v. Genencor International, Inc. et al., No. 1072-N. This complaint alleged that the consideration to be paid pursuant to the Acquisition Agreement is inadequate, does not reflect Genencor’s improving potential, is based on access by Danisco and Eastman to internal financial information about Genencor, and that Danisco and Eastman have material conflicts of interest and that they and the Genencor directors are breaching their fiduciary duties. The plaintiff sought to enjoin the proposed acquisition of Genencor by Danisco, or alternatively sought rescission and putting aside of the proposed acquisition or awarding rescissory damages if the proposed acquisition were completed, and awarding compensatory damages and other relief including attorneys’ and experts’ fees and expenses. As described below, this case was subsequently consolidated and the plaintiffs and defendants have entered a memorandum of understanding that, if approved by the Delaware Chancery Court, will result in a dismissal with prejudice of all claims in the consolidated case.

     A fifth purported class action was filed on February 8, 2005 against Genencor, certain of its officers and directors, and Danisco in the Superior Court of the State of California, County of Santa Clara. The case is captioned John Baker, On Behalf of Himself and All Others Similarly Situated vs. Genencor International, Inc., et al., No. 105CV 035309. This complaint alleges that Genencor’s directors violated their fiduciary duties in connection with the proposed acquisition and that the plaintiff and other members of the purported class will not receive their fair portion of the value of Genencor’s assets and business and will be prevented from obtaining the real value of their equity ownership of Genencor. The plaintiff seeks, among other things, to enjoin the proposed acquisition of Genencor by Danisco. Genencor is defending the claims alleged in this lawsuit.

     On February 17, 2005, the Delaware Chancery Court consolidated the Zappolla, Mirfred, and Sloboda actions into a single consolidated action captioned In re Genencor International Inc. Shareholders Litigation, No. 1052-N. On February 24, 2005, the plaintiffs in the consolidated Delaware action filed an amended complaint containing the same allegations as were in the Zappolla, Mirfred, and Sloboda complaints, as well as additional allegations that disclosure documents filed with the SEC failed to adequately disclose all material information related to Danisco’s tender offer.

     On March 9, 2005, the plaintiffs and defendants in this consolidated Delaware action executed a memorandum of understanding that, subject to Chancery Court approval, will result in a dismissal with prejudice of all claims by the plaintiffs. The memorandum of understanding provides for supplemental disclosures related to the Offer and the Merger, requests that the Chancery Court certify (for settlement purposes only) a class of plaintiffs consisting of all record holders of shares of the Company’s common stock from January 26, 2005 through the effective time of the Merger (the Class), and contains a release of all claims by members of the Class asserted in the amended complaint in this consolidated Delaware action and related to the Acquisition Agreement, the Stock Purchase Agreement, the Offer, the Merger, or any public disclosures by the defendants related to the foregoing.

     Genencor, its chief executive officer, and certain of its directors named as defendants filed a motion to stay the Rice and Baker actions in California on February 28, 2005. Following full briefing by both plaintiffs and defendants, the California Superior Court is scheduled to hear that motion on May 10, 2005.

Other Proceedings

     Broin and Associates filed a complaint in U.S. District Court South Dakota, Southern Division, against Genencor on December 15, 2004 alleging misappropriation of trade secrets, breach of contract and unjust enrichment in connection with Genencor’s development and commercialization of raw starch hydrolysis technology for fuel ethanol production. The case is captioned Broin and Associates, Inc. v. Genencor International, Inc. No. 04-4202. A First Amended Complaint was filed with the same court and served on Genencor on January 25, 2005. The First Amended Complaint purports to allege seven causes of action including misappropriation of trade secrets, breach of express contract, breach of implied agreement of confidentiality, tortious interference with business expectancy, conversion, deceit, fraud and unjust enrichment. Broin’s prayer for relief requests a preliminary and permanent injunction against Genencor, compensatory and economic damages, punitive damages, disgorgement of profits, costs and attorney’s fees. On February 14, 2005, Genencor filed a motion to dismiss certain of the alleged causes of action on the ground that Broin’s allegations fail to state a claim. Genencor is defending the claims alleged in this lawsuit.

     On or about July 16, 2004, three former employees of Genencor in Rochester, New York commenced a lawsuit in the United States District Court for the Western District of New York in which they alleged that Genencor had discriminatorily discharged each of them in violation of the Age Discrimination in Employment Act, the Older Workers Benefit Protection Act, and the New York Human Rights Law. The case is captioned Kerry Kourofsky, Wayne Newman, and William Speer v. Genencor International, Inc. No. 04-CV-6327L(F). In the lawsuit, the plaintiffs are seeking an award from the court that includes compensation for the value of lost back pay and benefits, front pay, compensatory damages, punitive damages and attorneys’ fees. Genencor is defending the claims alleged in this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the Nasdaq Stock Market under the symbol “GCOR.” The following table sets forth the high and low sale prices per share of common stock, as reported on the Nasdaq Stock Market, during the periods indicated.

	Price
	High	Low
Year ended December 31, 2003:
First Quarter	$12.45	$8.37

Second Quarter	$17.00	$10.02

Third Quarter	$17.49	$14.46

Fourth Quarter	$16.60	$14.22

Year ended December 31, 2004:
First Quarter	$16.06	$12.35

Second Quarter	$16.49	$13.30

Third Quarter	$16.77	$13.48

Fourth Quarter	$16.96	$14.83

     The number of shares of our common stock outstanding as of March 1, 2005 was 60,119,648. As of such date there were approximately 5,000 holders of our common stock. Our two largest stockholders, Eastman and Danisco, owned, in the aggregate, 50,000,000 shares of our common stock.

     We did not pay any dividends on our common stock in 2003 or 2004. While we are permitted to pay dividends, we currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future.

     We had outstanding promissory notes of $14.6 million at December 31, 2001. This amount related to the exercise of stock options and purchase of restricted shares by our executive officers during April 2000. In November 2001, we allowed our executive officers to surrender 349,910 vested, restricted shares to us at a value of $5.6 million, to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, the executive officers surrendered 1,429,864 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and accrued interest on their obligations under these notes. We hold the surrendered shares as treasury stock.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. We derived the statement of operations and balance sheet data for the five-year period ended December 31, 2004 from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations
Revenues:
Product revenue	$389,827	$362,143	$329,337	$311,110	$300,978
Fees and royalty revenues	20,590	21,019	20,741	14,908	15,252

Total revenues	410,417	383,162	350,078	326,018	316,230
Operating expenses:
Cost of products sold	225,749	207,483	186,383	172,986	172,265
Research and development	75,809	72,534	70,190	60,103	50,858
Sales, marketing and business development	38,902	33,735	33,027	28,845	27,539
General and administrative	40,506	33,559	34,635	29,913	25,818
Amortization of intangible assets	4,684	5,682	5,563	9,966	10,478
Restructuring and related charges	—	—	16,427	—	—
Other (income)/expense	(8,372)	(2,081)	(3,409)	(507)	(2,391)

Total operating expenses	377,278	350,912	342,816	301,306	284,567

Operating income	33,139	32,250	7,262	24,712	31,663
Non operating expenses/(income):
Investment expense/(income)	—	1,018	1,500	—	(16,577)
Interest expense	4,829	6,667	8,587	10,433	10,474
Interest income	(3,614)	(3,960)	(5,207)	(10,069)	(7,752)

Total non operating expenses/(income)	1,215	3,725	4,880	364	(13,855)

Income before income taxes	31,924	28,525	2,382	24,348	45,518
Provision for/(benefit from) income taxes	5,746	5,717	(3,415)	6,574	14,108

Net income	$26,178	$22,808	$5,797	$17,774	$31,410

Net income available/(loss applicable) to holders of common stock	$18,903	$15,533	$(1,478)	$10,499	$24,135

Earnings/(loss) per common share:
Basic	$0.32	$0.26	$(0.02)	$0.18	$0.44

Diluted	$0.31	$0.26	$(0.02)	$0.17	$0.42

Weighted average common shares:
Basic	59,434	58,767	59,257	59,888	54,504

Diluted	61,204	60,680	59,575	61,069	56,855

	December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Consolidated Balance Sheet Data
Working capital	$257,650	$223,044	$203,043	$233,511	$248,236
Total assets	752,113	712,422	654,922	648,998	642,932
Total long-term debt and capital leases	36,436	65,308	90,887	117,735	150,215
Total liabilities	186,710	199,735	216,915	240,767	238,706
Redeemable preferred stock	184,300	177,025	169,750	162,475	155,200
Total stockholders’ equity	381,103	335,662	268,257	245,756	249,026

A number of items impact the comparability of the selected consolidated financial data:

• In 2004, our Health Care segment sold its therapeutic vaccine program to Innogenetics N.V. Upon transfer of certain intellectual property, contractual relationships and technologies to Innogenetics, we recognized fees during the quarter ended June 30, 2004 totaling $10.0 million.

• In 2004, we assumed majority ownership and controlling interest of our Japanese joint venture, now known as Genencor Kyowa Co. Ltd., in which we have had an equity position since 1996. The financial position, results of operations and cash flows of the joint venture have been included in our consolidated financial statements beginning April 1, 2004.

• In 2003, we sustained damage to our finished bioproducts inventory in the second quarter of 2003 as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. At the end of the first quarter of 2004, we reached a final settlement of our accident-related claim with our insurer totaling approximately $21.0 million and recorded a net gain of $8.3 million.

• In 2002, we implemented a plan to restructure our supply infrastructure which included our manufacturing facilities in Elkhart, Indiana and Argentina, which resulted in restructuring and related charges of $16.4 million. This plan was completed in 2002.

• In 2002, we acquired Genencor International Wisconsin, Inc., formerly known as Enzyme Bio-Systems Ltd. (EBS), for $35.8 million. We also acquired the brewing and enzyme business of Rhodia Food UK Limited for $8.9 million.

• In 2002, our executive officers surrendered 1.4 million restricted shares with a value $10.77 per share to eliminate all stock-related loans.

• In 2002, we paid our first of five annual installments of $28.0 million on long-term debt on March 30.

• In 2001, $28.0 million of long-term debt which was due March 30, 2002 was reclassified to current maturities of long-term debt.

• In 2000, we completed an initial public offering of 8.05 million shares of common stock at a price of $18.00 per share, including 7.0 million shares of common stock issued July 28, 2000 in the initial offering and 1.05 million shares of common stock issued August 25, 2000 pursuant to the exercise of the underwriters’ over-allotment option. The combined net proceeds raised from the initial offering and the over-allotment option were $132.7 million.

• In 2000, we realized a gain on the sale of marketable equity securities of $16.6 million, $10.2 million tax-effected, and recognized back royalties in connection with a settlement of patent infringement claims of $3.5 million, $2.1 million tax-effected.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Report. In addition to disclosing results for the years ended December 31, 2004 and 2003 that are determined in accordance with United States’ Generally Accepted Accounting Principles (GAAP), the Company also discloses non-GAAP financial measures that exclude the effects of restructuring and related charges recorded in the 2002 period on consolidated net income available to common stockholders and diluted earnings per share and on the operating income of its Bioproducts segment. The Company is presenting non-GAAP financial measures excluding the effects of the restructuring and related charges because the Company believes it is useful for investors in assessing the Company’s financial results compared to the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, the Company has presented the most directly comparable financial measure calculated in accordance with GAAP and has provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with GAAP.

Executive Summary

     Leveraging over twenty years of experience, we use our molecular technologies to develop products and deliver services for varied markets, some on a global basis. Since our research and commercial expertise and competencies are at the molecular level, we can produce products and deliver services to many different types of industries. Our current revenues result primarily from the sale of enzyme products as ingredients or processing aids to the cleaning, textiles, carbohydrate processing (formerly referred to as sweeteners), fermentation alcohol and food, feed and specialties markets, and from research funding, fees and royalties. In 2004, we expended $48.4 million on our Bioproducts research and development programs. In addition to developing products for our current Bioproducts markets, we are also involved in Bioproducts research projects and programs that are directed toward providing new products and services in the emerging fields of biomaterials, biochemicals and nanobiotechnology. Furthermore, we expended $27.4 million in 2004 on our Health Care research and development programs. We believe that this diversification of our research and development expenditures will increase the probability of achieving success in our commercial portfolio and result in increased value for our stockholders.

     For the year ended December 31, 2004 net income available to common stockholders was $18.9 million, or $0.31 per diluted share, compared to $15.5 million or $0.26 per diluted share during the same period in 2003. Product revenues increased by 8% to $389.8 million, compared to $362.1 million in 2003. Total revenues for 2004 were $410.4 million, compared to $383.2 million for the same period in 2003. Fees and royalty revenues were $20.6 million in 2004 as compared to $21.0 million in the prior year. For the year ended December 31, 2004, we generated $33.1 million in operating income and $62.6 million in cash flow from operations. We also invested $25.3 million in purchases of property, plant and equipment and made our third annual installment payment of $28.0 million on our senior debt.

     Our Bioproducts segment continues to generate all of our product revenues. In 2004, our Bioproducts segment set a product revenue record for the Company, driven by increased revenue in the North American, European and Asia Pacific regions. Particular strength was seen in the fermentation alcohol, carbohydrate processing and the food, feed and specialties markets. We manufacture our products at our eight Bioproducts manufacturing facilities located in the United States, Finland, Belgium, China and Argentina. We conduct our sales and marketing activities through our direct sales organizations in the United States, the Netherlands, Singapore, Japan, China, United Kingdom, Argentina and Brazil and through other distribution channels in selected markets and geographies. In 2004, we derived approximately 58% of our revenues from our foreign operations.

     To meet anticipated market expansion in China and other Asia Pacific countries, we recently announced plans to build a new manufacturing facility in Wuxi, China. Once completed, the Bioproducts segment plans to transfer operations and personnel from its existing facility in downtown Wuxi to the new manufacturing complex. In April 2004, we also assumed majority ownership and controlling interest of our Japanese joint venture with Kyowa Hakko Kogyo Co. Ltd. This venture has been renamed Genencor Kyowa Co. Ltd.

     During 2004, we continued to make significant progress on new applications within the Bioproducts segment. Our progress in developing low cost enzymes for cellulosic biomass conversion to ethanol has exceeded the contractual goals of NREL and the Department of Energy. Based upon NREL’s model, our scientists have achieved an estimated 30-fold improvement in enzyme cost for the process. As biorefineries come on line, we expect to be ready with technology instrumental to bioethanol production. We continued our progress in commercializing new products for the safety and protection opportunities within our specialty business category. Licensed from the U.S. Army Edgewood Chemical Biological Center, the Defenz line of enzymes neutralize specific nerve agents and organophosphate-based pesticides. These products have a potential customer base among military and civilian first responders such as hazardous materials teams, and fire and police departments. Prionzyme, a proprietary enzyme for the elimination of prion infectivity, is currently awaiting EU regulatory review. Prions are widely seen as the causative agent for Bovine Spongiform Encephalopathy, commonly known as mad cow disease, and its human form, Cruetzfelt-Jacob Disease. Once approved, we expect to commercialize the product for use in decontaminating surgical instruments. Efforts also continued in other Bioproducts projects, including personal care and the Silicon Biotechnology platform.

     In our Health Care segment, we recognized $10.0 million in fees during 2004 from the technology transfer of our therapeutic vaccine program to Innogenetics N.V. As further discussed under the heading “Technology Transfer” within this Item 7, we sold our therapeutic vaccine program to Innogenetics in March 2004. During the second quarter, we completed the transfer to Innogenetics of sponsorship of the IND and Phase I clinical trial for our lead hepatitis B product candidate, plus intellectual property, research compounds and various third party relationships. This transaction has the potential to generate additional milestone and royalty revenues for us in the future. The Health Care segment is now focused entirely on discovery, in-licensing and development of therapeutic products for the oncology market.

     Accordingly, our Health Care segment continued to make progress in 2004 focusing its attention and resources on targeted cancer biotherapeutics. As previously announced, we advanced our first product candidate for treating cancer into IND enabling development earlier this year. The lead product candidate is intended to target significant unmet medical needs in colorectal and pancreatic cancer.

     In December 2004, we signed an exclusive worldwide patent license agreement giving us the right to develop and commercialize two therapeutic product candidates from the Public Health Service and the National Cancer Institute. One of the proteins is currently in Phase II clinical studies for the treatment of hairy cell leukemia. Also underway is Phase I clinical testing in subsets of treatment-refractory pediatric acute lymphoblastic leukemia, chronic lymphocytic leukemia and non-Hodgkin’s lymphoma. The other protein, for expanded subsets of patients with these hematologic malignancies, is in the IND-enabling stage of development. A CRADA between Genencor and the Public Health Service and National Cancer Institute was also executed in support of advancing the two product candidates and follow-on research initiatives.

     As more completely discussed under the heading “Warehouse Inventory Loss” within this Item 7, we settled our insurance claim from the 2003 third-party warehouse accident, resulting in a net gain of $8.3 million, which is included in other income for 2004.

Acquisition by Danisco

     On January 27, 2005, we entered into the Acquisition Agreement with Danisco and Acquisition Sub, providing for the Offer to acquire all of the outstanding shares of common stock of the Company not otherwise owned by Danisco or its subsidiaries for $19.25 per share, net to the seller in cash, to be followed by the Merger of Acquisition Sub with and into the Company, with the Company to continue as the surviving corporation. A Special Committee comprised solely of our independent directors, and our Board of Directors, each has determined that the Offer and the Merger are fair to, and in the best interests of, our stockholders (other than Danisco, Eastman and their respective affiliates).

     In connection with the Acquisition Agreement, Danisco has entered into a definitive stock purchase agreement with Eastman, the holder of approximately 25 million shares of our common stock and 485 shares of our series A preferred stock, under which Danisco will acquire all of the outstanding shares of our common stock held by Eastman for $15 per share in cash and all of the outstanding shares of our series A preferred stock held by Eastman for $44 million in cash. In the stock purchase agreement with Danisco, Eastman has agreed not to tender in the Offer the shares of our common stock held by Eastman.

     The Acquisition Agreement is subject to certain conditions, including the tender of a majority of the outstanding shares of our common stock other than those held by Danisco, Eastman, the officers and directors of the Company and its subsidiaries and the respective affiliates of each of the foregoing, receipt of regulatory approvals and other conditions set forth in the Acquisition Agreement. Subject to those conditions, we currently expect the acquisition to be completed by May 31, 2005.

     If consummated, at the effective time of the Merger, all outstanding stock options, stock appreciation rights, shares of restricted stock and restricted stock units outstanding under our 2002 Omnibus Incentive Plan and its predecessor plan, whether or not such awards have otherwise become vested or exercisable, will be cashed out in a lump sum payment based upon the price of $19.25 or such higher price as may be paid pursuant to the Offer. In certain instances, a “change in control price” may be payable under the applicable plan if that price is higher than the price paid in the Offer. During the pendency of the Offer, we have suspended the right to exercise stock options.

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

Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method, which means that our investment in those entities is adjusted at each balance sheet date to reflect capital contributions made, dividends received and our respective share of such affiliate’s earnings or losses. All other investments in affiliates, which are not material to our financial statements, are carried at cost. In the normal course of business, we engage in transactions among our affiliated entities. These intercompany transactions are eliminated in our consolidated financial statements. All of our investments are in operating or corporate holding companies, some of which may qualify under the definition of variable interest entities as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities.” While we have no material investments in variable interest entities, all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

Revenue Recognition

     Our revenues consist of product revenues and fees and royalty revenues. Fees and royalty revenues consist primarily of funded research, technology and license fees and royalties. Our revenues are heavily influenced by business with our major customers. Please refer to the discussion under the heading “Major Customers” included in Item 1 of this Report.

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

Investments In Equity Securities

     We hold minority interests in equity securities of certain publicly traded and privately held companies having operations or technology within our strategic areas of focus. While we are selective in making such investments, once we have obtained the securities, we are at risk for fluctuations in their fair market value. If these securities experience declines in value which we consider to be other than temporary, we will record an impairment charge to the extent of that decline in value. Poor operating results experienced by these entities or adverse changes in market conditions in the future may cause losses or an inability to recover our carrying value of these investments. In 2003, we recorded an investment loss of $1.0 million as a result of such circumstances.

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

     Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. While we believe the long-lived asset amounts recorded in our balance sheet are properly stated as of December 31, 2004, as we make future assessments of the ongoing expected cash flows and carrying amounts of our long-lived assets these factors could cause us to realize material impairment charges.

Defined Benefit Pension and Postretirement Plans

     As part of our overall employee benefits program, we have defined benefit pension plans and a defined benefit postretirement plan. The assets, liabilities and related expense of these plans are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, rates of increase of health care costs, rates of future compensation increases and other assumptions inherent in these valuations. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions as necessary.

Stock-Based Compensation

     The Genencor International, Inc. 2002 Omnibus Incentive Plan (the OI Plan) became effective on May 30, 2002 upon approval by the stockholders at our Annual Meeting of Stockholders. Employees, outside directors, consultants, advisors and independent contractors retained by us are eligible to participate in the OI Plan. The OI Plan allows for the grant, at not less than 100% of the market value as of the date of grant, of non-qualified and incentive stock options to purchase our common stock and stock appreciation rights (SARs), based on the underlying value of the our common stock. The OI Plan also allows for the grant of restricted and unrestricted stock awards, performance shares (stock or stock-based awards contingent upon attaining performance objectives) or performance units (units valued by reference to chosen criteria). Under the terms of the OI Plan, we have the ability to grant awards representing up to 6.8 million shares of common stock. In addition, any shares remaining, or shares that become available under the predecessor plan will be available for grant of awards under the OI Plan. Generally, stock options and SARs vest and become exercisable, ratably over a three-year period and expire 10 years from their grant date. Restrictions, if any, on stock awards generally expire at the end of a three-year period.

     We currently use the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no compensation expense is recorded for grants of stock-based awards when the grants have an exercise price equal to the fair market value of our common stock at the date of grant. Should the exercise price be below the fair market value on the date of grant, we record this difference as a component of stockholders’ equity and amortize it as a charge to operations over the vesting period of the stock-based award. For more information regarding our stock-based awards, including pro forma disclosures of compensation expense had we employed the fair value method under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition Disclosure,” please refer to Note 13 – Employee Benefit Plans included within Item 8 of this Report. In addition, as discussed below under the heading “New Accounting Standards,” in December 2004 the FASB issued a revision to SFAS No. 123, effective for interim and annual periods beginning after June 15, 2005, which will require a change to accounting for stock-based employee compensation under a fair value method in the third quarter of 2005.

Income Taxes

     The provision for/(benefit from) income taxes included within our statements of operations is based upon pretax financial accounting income and is calculated using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for/(benefit from) income taxes. Various internal and external factors may have favorable or unfavorable effects on our future consolidated effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing laws or regulations, future acquisitions or mergers, future levels of research and development spending, future levels of capital expenditures, and changes in overall levels of pretax earnings. Furthermore, we operate within multiple taxing jurisdictions and are subject to audit by regulatory authorities in these jurisdictions. These tax audits can involve complex issues, which may require an extended period of time to resolve. We believe that we have appropriately calculated our provision for/(benefit from) income taxes in light of these uncertainties.

     Furthermore, as described in Note 14 – Income Taxes included within Item 8 of this Report, our results of operations for the year ended December 31, 2004 do not reflect the impact of the American Jobs Creation Act of 2004 (the Jobs Act). We have not completed the process of evaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act.

Summary of Results

     In 2004, we reported net income available to common stockholders of $18.9 million, or $0.31 per diluted share, compared to net income available to common stockholders of $15.5 million, or $0.26 per diluted share for 2003.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

     Revenues. Total revenues for the year ended December 31, 2004 increased $27.2 million, or 7%, to $410.4 million from the year ended December 31, 2003, due to an increase in product revenues.

     Product Revenues. Product revenues for the year ended December 31, 2004 increased $27.7 million, or 8%, to $389.8 million from the year ended December 31, 2003. For the year ended December 31, 2004, unit volume/mix grew 6% along with a positive currency impact of 4%, while average prices fell 2%. Volume/mix increased primarily in our food, feed and specialties, fermentation alcohol, cleaning and carbohydrate processing markets.

     Regionally, North American product revenues for the year ended December 31, 2004 increased $5.9 million, or 4%, to $158.8 million from the year ended December 31, 2003, driven primarily by increased sales to our fermentation alcohol, carbohydrate processing and food, feed and specialties markets, partially offset by decreased sales to our cleaning and textiles markets. Product revenues in Europe, Africa and the Middle East for the year ended December 31, 2004 increased $20.8 million, or 14%, to $167.6 million from the year ended December 31, 2003, driven primarily by increased sales to our cleaning, textiles, carbohydrate processing and food, feed and specialties markets, partially offset by decreased sales to our fermentation alcohol markets. Our product revenues for the year ended December 31, 2004 in Latin America decreased $1.8 million, or 13%, to $12.4 million from the year ended December 31, 2003, due primarily to decreased sales to our cleaning, food, feed and specialties and carbohydrate processing markets, partially offset by increased sales to our textiles market. Product revenues in the Asia Pacific region for the year ended December 31, 2004 increased $2.8 million, or 6%, to $51.0 million from the year ended December 31, 2003, driven primarily by increased sales to our food, feed and specialties, cleaning, carbohydrate processing and fermentation alcohol markets, partially offset by a decrease in sales to our textiles market.

     Fees and Royalty Revenues. Fees and royalty revenues decreased $0.4 million, or 2%, to $20.6 million for the year ended December 31, 2004 from the year ended December 31, 2003.

     Funded research revenues decreased $11.2 million, or 58%, to $8.2 million for the year ended December 31, 2004 from the year ended December 31, 2003. Revenues generated by research funding result from collaborative agreements with various parties, including the U.S. Government, whereby we perform research activities and receive revenues that partially reimburse us for expenses incurred. Under such agreements, we retain a proprietary interest in the products and technology developed. Our funded research revenue as it relates to U.S. Government collaborations increased $1.3 million, or 46%, to $4.1 million for the year ended December 31, 2004 from the year ended December 31, 2003 primarily due to funding pursuant to our work with Cargill Dow, now known as NatureWorks LLC, on a U.S. Department of Energy supported biorefinery project and funding provided by NREL to develop an enzymatic process to convert biomass into ethanol. Funded research revenues provided by customers decreased $12.5 million, or 75%, to $4.1 million for the year ended December 31, 2004 from the year ended December 31, 2003 due primarily to a reduction in funding from our strategic alliance with the Dow Corning Corporation.

     Royalty revenues are based on the sales of licensees’ products produced using our technology. These royalties increased $0.2 million, or 14%, to $1.6 million for the year ended December 31, 2004 from the year ended December 31, 2003.

     License fees for the year ended December 31, 2004 increased $0.6 million, to $0.8 million from the year ended December 31, 2003. These fees are related to the sale of rights to third parties for the use of our technology and patents to manufacture products.

     Other fees were $10.0 million for the year ended December 31, 2004, due to the recognition of $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V., as more completely discussed within this Item 7 under the heading “Technology Transfer.”

Operating Expenses

     Cost of Products Sold. Cost of products sold increased $18.2 million, or 9%, to $225.7 million for the year ended December 31, 2004 from the year ended December 30, 2003. Our expanded sales volume/mix increased costs by $8.0 million, along with increases of $7.7 million due to the impact of the U.S. Dollar against foreign currencies, primarily the Euro and increases of $2.5 million due to higher unit production costs.

     Gross Profit and Margins from Products Sold. Gross profit from products sold increased $9.5 million, or 6%, to $164.1 million for the year ended December 31, 2004 from the year ended December 31, 2003. The overall increase was primarily driven by a favorable product/volume mix and a $7.3 million increase due to impact of the U.S. Dollar against foreign currencies, primarily the Euro. These increases were partially offset by a reduction in average prices and increased production costs. Gross margin on product revenue decreased to 42.1% for the year ended December 31, 2004 from 42.7% for the year ended December 31, 2003, primarily driven by the impact of lower average selling prices.

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $3.3 million, or 5%, to $75.8 million for the year ended December 31, 2004 from the year ended December 31, 2003, due primarily to an increase in personnel-related costs, including salaries, benefits, travel expenses and other costs of $3.9 million, facilities expense of $0.6 million and other expenses that totaled $0.6 million, partially offset by a decrease in incentive compensation costs of $0.2 million and outside services of $1.6 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $5.5 million, or 42%, to $7.6 million for the year ended December 31, 2004 from the year ended December 31, 2003.

     Sales, Marketing and Business Development. Sales, marketing and business development expenses primarily consist of the personnel-related and marketing costs incurred by our global sales force. These expenses increased $5.2 million, or 15%, to $38.9 million for the year ended December 31, 2004 from the year ended December 31, 2003, due primarily to increased personnel-related costs, including salaries, benefits and travel expenses of $3.6 million, outside services of $0.6 million, supplies of $0.2 million, facilities costs and other expenses that totaled $0.8 million, partially offset by a decrease in incentive compensation costs of $0.1 million.

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses increased $6.9 million, or 21%, to $40.5 million for the year ended December 31, 2004 from the year ended December 31, 2003 due primarily to increased outside services of $4.7 million, personnel-related costs, including salaries, benefits, and travel expenses of $2.2 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting primarily of patents, licenses and customer lists, on a straight-line basis over their estimated useful lives. Amortization expense decreased $1.0 million, or 18%, to $4.7 million for the year ended December 31, 2004 from the year ended December 31, 2003 due primarily to certain assets becoming fully amortized by year end 2004.

     Other Income and Expense. Other income for the year ended December 31, 2004 increased $6.3 million, to $8.4 million from the year ended December 31, 2003. The primary driver of this increase was the $8.3 million net gain recorded during the quarter ended March 31, 2004, resulting from the final settlement of our insurance claim related to the third party warehouse accident in Rotterdam, the Netherlands that occurred in the second quarter of 2003. For the year ended December 31, 2003, we recorded a net gain of $1.9 million related to the settlement of certain commercial matters with a customer.

     Deferred Compensation. We measure deferred compensation for options granted to employees as the difference between the grant price and the fair value of our common stock on the date we granted the options.

     We measure deferred compensation for restricted stock and stock based awards granted to employees based on the number of granted restricted shares and the fair market value on the grant date. These amounts are recorded as a component of stockholders’ equity and amortized as a charge to operations over the vesting period of the awards.

     In total, amortization of deferred stock-based compensation expense was $0.7 million and $0.8 million in 2004 and 2003, respectively, and was reported in our Consolidated Statements of Operations as follows (in millions):

	2004	2003
Cost of products sold	$—	$—
Research and development	0.1	0.3
Sales, marketing and business development	—	0.1
General and administrative	0.6	0.4

Total amortization of deferred compensation expense	$0.7	$0.8

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million for the year ended December 31, 2003, as a result of our assessment of an “other than temporary” decline in the fair market value of an investment in certain common stock.

     Interest Income. Interest income decreased $0.4 million, or 10%, to $3.6 million for the year ended December 31, 2004 from the year ended December 31, 2003 due mainly to lower interest rates associated with U.S. Dollar and the Euro.

     Income Taxes. The effective income tax rate for the year ended December 31, 2004 was 18%, compared to 20% for the year ended December 31, 2003. Factors affecting the Company’s estimated annual effective income tax rate include increased operating expenses, the statutory income tax rates in foreign jurisdictions and the relative amount of income in each jurisdiction, certain items which are not deductible for tax purposes, and research and experimentation tax credits. In addition, the annual effective rate for both years includes the effect of estimated valuation allowances on certain deferred tax assets.

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

     License fees for the year ended December 31, 2003 increased $0.1 million to $0.2 million from the year ended December 31, 2002. These fees are related to the sale of rights to third parties for the use of our technology and patents to manufacture products.

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

     Research and Development. Research and development expenses primarily consist of the personnel-related, consulting, and facilities costs incurred in connection with our research activities in Palo Alto, California, and Leiden, the Netherlands. These expenses increased $2.3 million, or 3%, to $72.5 million for the year ended December 31, 2003 from the year ended December 31, 2002, due primarily to an increase in personnel-related costs, including salaries, benefits, travel expenses and other costs of $5.0 million and facilities expense of $0.5 million, partially offset by a decrease in incentive compensation costs of $0.5 million, outside services of $2.5 million and supply costs of $0.3 million. As a part of total research and development expenses, estimated expenses related to research collaborations partially funded by customers decreased $2.3 million, or 15%, to $13.1 million for the year ended December 31, 2003 from the year ended December 31, 2002.

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

     General and Administrative. General and administrative expenses include the costs of our corporate executive, finance, information technology, legal, human resources, and communications functions. In total, these expenses decreased $1.0 million, or 3%, to $33.6 million for the year ended December 31, 2003 from the year ended December 31, 2002 due primarily to decreased outside services of $2.4 million, incentive compensation costs of $0.9 million and advertising and promotions costs of $0.5 million, partially offset by a increase in personnel-related costs, including salaries, benefits, and travel expenses of $2.7 million.

     Amortization of Intangible Assets. We amortize our definite-lived intangible assets, consisting primarily of patents, licenses and customer lists, on a straight-line basis over their estimated useful lives. Amortization expense increased $0.1 million, or 2%, to $5.7 million for the year ended December 31, 2003 from the year ended December 31, 2002 due primarily to the purchase of intangible assets on December 31, 2002, discussed below under the heading “Acquisition,” partially offset by certain assets becoming fully amortized during 2003.

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

     On June 6, 2003, we granted 46,500 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the date of grant. Deferred compensation expense of $0.7 million was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the awards.

     On November 6, 2002, we granted 75,000 shares of restricted common stock to our chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the date of grant. Deferred compensation expense of $0.8 million was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the award.

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

     In total, amortization of deferred stock-based compensation expense was $0.8 million and $3.7 million in 2003 and 2002, respectively, and was reported in our Consolidated Statements of Operations as follows (in millions):

	2003	2002
Cost of products sold	$—	$0.4
Research and development	0.3	0.7
Sales, marketing and business development	0.1	1.3
General and administrative	0.4	1.3

Total amortization of deferred compensation expense	$0.8	$3.7

Non Operating Expense and Income

     Investment Expense. We recorded an investment loss of $1.0 million for the year ended December 31, 2003, as a result of our assessment of an “other than temporary” decline in the fair market value of an investment in certain common stock. For the year ended December 31, 2002 we recorded an investment loss of $1.5 million, resulting from an impairment loss on certain preferred stock.

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

Financial Results by Segment

     Our managerial financial reporting provides information that aligns with the two-segment structure of Bioproducts and Health Care. Accordingly, we have provided financial segment data for the years ended December 31, 2004, 2003 and 2002.

     The Bioproducts segment develops and delivers products and services for the industrial, consumer and agri-processing markets to a global customer base. All of our current product revenues are derived from this segment. For the years ended December 31, 2004, 2003 and 2002, the Bioproducts segment achieved operating income of $56.2 million, $65.4 million, and $44.6 million, respectively. For the year ended December 31, 2002, Bioproducts recorded restructuring and related costs of $16.4 million. Before these restructuring and related charges, the segment would have reported operating income of $61.0 million for the year ended December 31, 2002.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of our product objectives in the health care market. For the years ended December 31, 2004, 2003 and 2002, the Health Care segment experienced operating losses of $23.3 million, $33.6 million, and $40.9 million, respectively. For the year ended December 31, 2004, the Health Care segment recognized fees totaling $10.0 million from the technology transfer of our therapeutic vaccine program to Innogenetics N.V.

Acquisitions

     On December 31, 2002, we acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8.9 million. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the adjusted purchase price was $10.5 million as of December 31, 2003. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations.” The results of operations of the acquired business were consolidated in our results of operations beginning January 1, 2003.

     During February 2002, we acquired EBS, now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35.8 million and the assumption of $1.0 million in debt. As part of this transaction, we entered into a seven-year supply agreement for a majority of Corn Products International, Inc.’s North American enzyme requirements. The acquisition has been accounted for under the purchase method.

Technology Transfer

     During March 2004, our Health Care segment sold its therapeutic vaccine program to Innogenetics N.V. Upon transfer of certain intellectual property, contractual relationships and technologies to Innogenetics, we recognized fees during the quarter ended June 30, 2004 totaling $10.0 million. We expect to receive further payments as development milestones are achieved. Once products are commercialized, we may receive royalty payments on future product sales.

Joint Venture

     On April 1, 2004 we assumed majority ownership and controlling interest of our Japanese joint venture with Kyowa Hakko Kogyo Co. Ltd., in which we have had an equity position since 1996. This ownership change resulted from the joint venture’s partial repurchase of the other owner’s share. This venture has been renamed Genencor Kyowa Co. Ltd. The financial position, results of operations and cash flows of the joint venture have been included in our consolidated financial statements beginning April 1, 2004.

Warehouse Inventory Loss

     We sustained damage to our finished bioproducts inventory in the second quarter of 2003 as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. In the first quarter of 2004, we reached a final settlement of our accident-related claim with our insurer totaling approximately $21.0 million and recorded a net gain of $8.3 million.

China Expansion

     On January 6, 2005 we announced our plans to build a new manufacturing facility in the Wuxi China National New and High Tech Industrial Development Zone. We are in the process of purchasing the remaining approximately 15 percent interest in Genencor (Wuxi) Bio-Products Co. Ltd. from our joint venture partner, the Wuxi Enzyme Factory, and intend to operate the new facility as a wholly owned subsidiary. Once completed, we plan to transfer operations and personnel from our existing manufacturing facility in downtown Wuxi to the new facility. The new site is approximately 20 acres, which includes room for future expansion and is expected to feature upgraded equipment and provide significant fermentation capacity to produce a wide range of products in Genencor’s portfolio. The new facility is also expected to house sales support, customer service, technical and logistical support as well as warehouse operations.

Related Party Transactions

     Danisco A/S and its affiliates purchased products from us for approximately $19.0 million, $13.0 million and $11.0 million during the years ended December 31, 2004, 2003, and 2002, respectively. We purchased products from and/or through these related parties for approximately $10.0 million, $10.0 million, and $8.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. In October 2000, we signed an exclusive agreement with Danisco for the development of innovative bioingredients for the food industry. During the years ended December 31, 2004, 2003 and 2002, we received approximately $0.4 million, $1.5 million and $1.1 million, respectively, in fees and royalty revenues under this agreement. Also, we received approximately $0.1 million in fees and royalty revenues from a Danisco affiliate during both 2004 and 2003, and approximately $0.4 million during 2002 under a collaboration agreement for the development and commercialization of enzymes for the animal feed market.

     At December 31, 2004 and 2003, we had amounts due from Danisco of approximately $2.3 million and $1.4 million, respectively. At December 31, 2004 and 2003, we had amounts due to Danisco of approximately $0.4 million and $0.5 million, respectively.

     We had outstanding relocation-related notes receivable with balances totaling $0.2 million and $3.4 million from our officers at December 31, 2004 and 2003, respectively. The notes are non-interest bearing and are due at the conclusion of five years from the date of issuance. Accordingly, interest income is imputed at 3.97% per year on the notes, with an offset recorded as compensation expense. The December 31, 2003 balance of $3.4 million included relocation-related notes receivable from certain of our officers, including a $1.2 million note from Richard J. Ranieri, Senior Vice President of Human Resources, and a $1.4 million note from Raymond J. Land, Senior Vice President and Chief Financial Officer. Both of these loans commenced in 2000, were non-interest bearing and were due five years from their date of issuance. During the third quarter of 2004, Genencor purchased the residences of Mr. Land and Mr. Ranieri and paid part of the purchase price of these properties by canceling the $1.4 million that Mr. Land was indebted to Genencor under a promissory note dated April 2000 and the $1.2 million that Mr. Ranieri was indebted to Genencor under a promissory note dated March 2000. The total purchase price for the Land residence was $2.8 million and the total purchase price for the Ranieri residence was $2.4 million. While third party appraisals were used to confirm that the purchase price for each residence approximated the fair market value of the property, the transactions resulted in deemed compensation of $0.1 million to Mr. Land and $0.1 million to Mr. Ranieri. Each of the two officers, together with his spouse, then entered into a lease with Genencor for his residence providing for a lease term of up to 36 months. Mr. Ranieri and his spouse elected to terminate their residential lease with Genencor in December 2004.

     On June 6, 2003, we granted 46,500 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the grant date. Deferred compensation expense of $0.7 million was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the awards.

     During November 2002, we granted 75,000 shares of restricted common stock to our chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the grant date. Deferred compensation expense of $0.8 million was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the award.

     We also had outstanding promissory notes of $14.6 million at December 31, 2001. This amount related to the exercise of stock options and purchase of restricted shares by our executive officers during April 2000. In November 2001, we allowed these executive officers to surrender 349,910 vested, restricted shares at a value of $5.6 million to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, our executive officers surrendered 1,429,864 restricted shares at a value of $10.77 per share to make full payment of the outstanding principal and accrued interest on their obligations under these notes. We are holding the surrendered shares as treasury stock.

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

     As of December 31, 2004, cash and cash equivalents totaled $169.3 million. The funds were invested in short-term instruments, including, A-1/P-1 and A-2/P-2 rated commercial paper, certificates of deposit, AAA and AA rated medium term notes, institutional money market funds and bank deposits.

     Cash provided by operations was $62.6 million, $37.7 million and $38.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase of $24.9 million for the year ended December 31, 2004 from the year ended December 31, 2003 was generated principally by the receipt of cash from our insurer in settlement of our accident-related claim for damage sustained to our finished bioproducts inventory in the second quarter of 2003 as discussed above under the heading “Warehouse Inventory Loss” and the sale of our vaccine technology as discussed above under the heading “Technology Transfer,” partially offset by changes in operating assets and liabilities. The decrease of $0.8 million for the year ended December 31, 2003 from the year ended December 31, 2002 was driven by an increase in operating earnings, net of non-cash items such as depreciation and amortization, which was more than offset by changes in operating assets and liabilities, principally due to our efforts to rebuild inventories and settle our outstanding receivable relative to the warehouse accident that occurred in the second quarter of 2003.

     Cash used in investing activities was $19.6 million, $31.6 million and $65.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease of cash used of $12.0 million for the year ended December 31, 2004 from the year ended December 31, 2003 was driven primarily by the recognition of cash and cash equivalents of our joint venture with Kyowa Hakko Kogyo Co. Ltd. of $3.8 million at April 1, 2004 due to our assumption of a controlling interest in that venture, as discussed above under the heading “Joint Venture.” Also impacting this decrease in cash used was a $7.5 million decrease in property, plant and equipment purchases for the year ended December 31, 2004 from the year ended December 31, 2003. During the third quarter of 2003, construction was completed on our facility for the clinical-scale manufacture of human therapeutic proteins in Rochester, New York. Overall, purchases of property, plant and equipment totaled $25.3 million, $32.8 million and $19.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. A significant portion of this spending included process improvement projects at our manufacturing and research and development facilities and information technology enhancements. This spending also included the purchase of officers’ residences during the third quarter of 2004 as discussed above under the heading “Related Party Transactions.” Capital projects in process at December 31, 2004 relate primarily to further manufacturing process improvements and information technology system enhancements.

     Cash used in investing activities decreased $34.1 million for the year ended December 31, 2003 from the year ended December 31, 2002. This was driven primarily by the 2002 acquisitions of EBS and the brewing and enzyme business of Rhodia Food UK Limited totaling $44.7 million and the purchase of equity securities in 2002 of $4.5 million, partially offset by the increase in 2003 capital expenditures of $13.2 million. Also, cash used in investing activities for 2003 included $1.1 million in proceeds from the sale of certain acquired assets as discussed above in “Acquisitions.”

     Cash used in financing activities was $24.5 million, $20.4 million, and $26.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, which reflects our $28.0 million annual installment payments made on our senior debt in each period. The increase in cash used of $4.1 million for the year ended December 31, 2004 from the year ended December 31, 2003 was driven primarily by payments on notes payable of one of our foreign affiliates and fewer stock option exercises. The decrease in cash used of $6.3 million for the year ended December 31, 2003 from the year ended December 31, 2002 was primarily a result of a 2003 increase in cash provided by the exercise of stock options.

     No dividends were paid to common stockholders during 2004, 2003, and 2002. While we are permitted to pay dividends, we currently intend to retain future earnings to finance the expansion of our business. Any future determination to pay cash dividends to our common stockholders will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant, including covenants in our debt instruments that may limit our ability to declare and pay cash dividends on our capital stock. Covenants in our senior note agreement restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts us in default of these covenants. Such covenants include, but are not limited to, maintaining a debt to total capitalization of no greater than 55% and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5:1.

     At December 31, 2004 we had a $40.0 million revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The credit facility, which consists of a credit agreement, makes available to us $40.0 million of committed borrowings and expires on December 23, 2006. The credit facility carries fees of 0.25% on the amount of unborrowed principal under the agreement. As of December 31, 2004, there were no borrowings under the facility.

     Our long-term debt consists primarily of the 6.82% senior notes issued in 1996 to certain institutional investors. The remaining principal amount of these notes is $56.0 million. Annual installment payments of $28.0 million commenced on March 30, 2002. We are currently in compliance with the financial covenants included in the senior note agreement.

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2004 (in millions):

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt(1)	$61.6	$33.2	$28.2	$0.1	$0.1
Capital leases(2)	11.4	1.0	2.0	2.0	6.4
Operating leases(2)	41.4	4.1	8.0	7.7	21.6
Purchase obligations(3)	7.3	5.8	1.5	—	—
Collaborations(4)	6.6	3.4	1.9	1.2	0.1
Other long-term liabilities(5)	9.5	1.4	3.3	1.4	3.4

Total	$137.8	$48.9	$44.9	$12.4	$31.6

     Notes to contractual obligations table:

1	–	As more fully described in Note 10 – Notes Payable and Long-term Debt in Item 8 of this Report, our payments under long-term debt are primarily driven by the annual installment payments made on our senior debt through March 2006.

2	–	Our capital leases primarily relate to our administrative office in Leiden, the Netherlands and a wastewater treatment facility proximate to our manufacturing facility in Brugge, Belgium. While our operating leases include certain other facilities and equipment, they principally relate to our administrative offices in Palo Alto, California and Rochester, New York.

3	–	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding upon us. Included in this category are capital commitments and agreements to purchase raw materials with fixed volumes and prices. We expect to receive consideration (goods or services) for these purchase obligations. The purchase obligations do not represent our entire anticipated future purchases, including those of a routine nature, such as utilities, maintenance, consulting and supplies, which are purchased as needed. Also, we generally do not purchase raw materials through contracts with fixed volumes, since the majority of our raw materials consist of products commercially available from a number of independent sources, which have readily available substitutes.

4	–	We have several research and commercial programs and collaborations under which we may receive or become obligated to pay research funding, royalty, milestone and other payments. These are highly dependent upon various conditions, such as the success of research and development activities and the level of sales of commercialized products.

5	–	Other long-term liabilities primarily represent pension and postretirement obligations and severance payments which are to be paid over time as a result of previous restructuring activities. Please refer to Note 13 – Employee Benefit Plans of Notes to Consolidated Financial Statements for more information regarding our pension and postretirement obligations.

Off-Balance Sheet Arrangements

     An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments, or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us.

     We assess our contracts in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and strategic partners when we undertake an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, we are not aware of any such claims that we believe will have a material adverse effect on our consolidated financial statements.

     Furthermore, we have no arrangements of the types described in the other three categories that we believe may have a material current or future adverse effect on our consolidated financial statements.

New Accounting Standards

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position supersedes FSP No. 106-1 of the same title, which was issued in January 2004. FSP No. 106-1 permitted employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. For all public companies that sponsor one or more plans with more than 100 participants, the Position is effective as of the first interim or annual period beginning after June 15, 2004. The adoption of FSP No. 106-2 had no material impact on the Company’s financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, chapter 4.” This Statement amends the guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” This statement requires that the allocation of fixed production overheads to the cost of conversion be based on the “normal capacity” of the production facility. This statement is effective for fiscal years beginning after June 15, 2005. We are currently assessing the impact of this new standard on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We will apply the provisions of the statement to exchanges of nonmonetary assets after the effective date as they occur.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, it changes the required accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This

Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard in the third quarter of fiscal 2005. The Statement provides three alternative transition methods we can apply upon adoption of the standard: the modified prospective method, which would require application of the requirements of the Statement to new or modified awards after the effective date, or the modified retrospective method, which would allow for application of the requirements of the Statement to awards for all prior years presented or to only prior interim periods in the year of adoption. While the pro-forma disclosures under the original version SFAS No. 123, which are included in Note 13 – Employee Benefit Plans within Item 8 of this Report, indicate that the impact of this new standard may be material to our consolidated financial statements upon adoption, we are currently in the process of assessing the impact on our consolidated financial statements as well as the transition method we will select upon adoption of the Statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Foreign currency risk and interest rate risk are the primary sources of our market risk. Foreign operations accounted for approximately 58% of our 2004 product revenues. We believe that we partially mitigate this risk by having manufacturing facilities located in several locations around the world, which means that our costs are often denominated in the same currency as our product revenues. We may manage the foreign currency exposures that remain through the use of foreign currency forward contracts, currency options and off-setting currency loans where deemed appropriate. We do not use these instruments for speculative purposes. At December 31, 2004 the Company had $7.0 million in forward exchange contracts outstanding. The contract maturities were no longer than three months. We recorded $0.1 million in foreign currency gains related to forward contracts in the statement of operations for the year ended December 31, 2004.

     As of December 31, 2004, cash and cash equivalents totaled $169.3 million. Of this amount, $95.9 million was denominated in Euros. The remainder, or $73.4 million, was primarily denominated in U.S. Dollars. Other than the third installment of $28.0 million due in March 30, 2005 under our 6.82% senior notes discussed under the heading “Liquidity and Capital Resources” in Item 7 of this Report, short-term debt outstanding at December 31, 2004 was not significant. To the extent U.S. Dollar and Euro interest rates fluctuate either up or down, the return on the cash investments will also fluctuate. To the extent such Euro cash investments remain outstanding, we will be subject to the risks of future foreign exchange fluctuations and the impact on the translation of these cash investments into U.S. Dollars.

Interest Rates

     Our interest income is sensitive to changes in the general level of short-term interest rates primarily in the United States and Europe. In this regard, changes in the U.S. Dollar and Euro currency rates affect the interest earned on our cash equivalents, short-term investments, and long-term investments. Our interest expense is generated primarily from fixed rate debt. The $56.0 million 6.82% senior notes outstanding at December 31, 2004 mature evenly in installments of $28.0 million per year. Annual installment payments commenced March 30, 2002 with two remaining annual installments due on March 30, 2005 and March 30, 2006.

Foreign Currency Exposure

     During the year ended December 31, 2004, we derived approximately 58% of our revenues from foreign operations. Economic conditions in countries where we conduct business and changing foreign currency exchange rates affect our financial position and results of operations. We are exposed to changes in foreign exchange rates in Europe, Latin America, and Asia. The Euro and Argentine Peso present our most significant foreign currency exposure risk. Changes in foreign currency exchange rates, especially the strengthening of the U.S. Dollar, may have an adverse effect on our financial position and results of operations as they are expressed in U.S. Dollars. Our manufacturing and administrative operations for Latin America are located in Argentina. A significant part of our Latin American revenues are denominated in U.S. Dollars. Net foreign exchange gains from U.S. Dollar/Euro and U.S. Dollar/Argentine Peso transactions were $0.1 million for the year ended December 31, 2004.

     Management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. These contracts generally cover periods of nine months or less and are not material. We recorded a gain of $0.1 million in the statement of operations for the year ended December 31, 2004 from foreign currency contracts. We do not hedge the translation of financial statements of consolidated subsidiaries that maintain their local books and records in foreign currencies.

Other

     The risk factors discussed in Item 1 of this Report are incorporated herein by reference to the degree they address market risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Genencor International, Inc.

We have completed an integrated audit of Genencor International, Inc. and subsidiaries’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Genencor International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
San Jose, California
March 14, 2005

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$169,261	$144,301
Short-term investments	20,400	22,250
Trade accounts receivable (less allowance for doubtful accounts of $2,243 in 2004 and $2,034 in 2003)	65,543	58,249
Inventories	79,906	64,159
Prepaid expenses and other current assets	30,026	32,970
Deferred income taxes	6,130	3,283

Total current assets	371,266	325,212
Property, plant and equipment, net	235,754	232,902
Investments and other assets	58,092	61,731
Goodwill	29,380	29,380
Intangible assets, net	43,951	47,075
Deferred income taxes	13,670	16,122

Total assets	$752,113	$712,422

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Notes payable	$4,999	$5,926
Current maturities of long-term debt	28,213	28,249
Accounts payable and accrued expenses	61,184	49,143
Interest payable on long-term debt	955	1,432
Accrued employee benefits	18,265	17,415
Deferred income taxes	—	3

Total current liabilities	113,616	102,168
Long-term debt	28,393	58,466
Capital lease obligation	8,043	6,842
Deferred income taxes	22,579	21,441
Other long-term liabilities	13,374	10,681
Minority interest	705	137

Total liabilities	186,710	199,735

Commitments and contingencies	—	—
Redeemable preferred stock:
7 1/2% cumulative series A preferred stock, without par value, authorized 1 shares, 1 shares issued and outstanding	184,300	177,025

Stockholders’ equity:
Common stock, par value $0.01 per share, 200,000 shares authorized, 61,586 and 60,991 shares issued at December 31, 2004 and 2003, respectively	616	610
Additional paid-in capital	367,043	359,344
Treasury stock, 1,780 shares at cost at December 31, 2004 and 2003	(21,030)	(21,030)
Deferred stock-based compensation	(489)	(1,036)
Retained earnings	19,492	589
Accumulated other comprehensive income/(loss)	15,471	(2,815)

Total stockholders’ equity	381,103	335,662

Total liabilities, redeemable preferred stock and stockholders’ equity	$752,113	$712,422

The accompanying notes are an integral part of the consolidated financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenues:
Product revenue	$389,827	$362,143	$329,337
Fees and royalty revenues	20,590	21,019	20,741

Total revenues	410,417	383,162	350,078
Operating expenses:
Cost of products sold	225,749	207,483	186,383
Research and development	75,809	72,534	70,190
Sales, marketing and business development	38,902	33,735	33,027
General and administrative	40,506	33,559	34,635
Amortization of intangible assets	4,684	5,682	5,563
Restructuring and related charges	—	—	16,427
Other (income)	(8,372)	(2,081)	(3,409)

Total operating expenses	377,278	350,912	342,816

Operating income	33,139	32,250	7,262
Non operating expenses/(income):
Investment expense	—	1,018	1,500
Interest expense	4,829	6,667	8,587
Interest income	(3,614)	(3,960)	(5,207)

Total non operating expenses	1,215	3,725	4,880

Income before income taxes	31,924	28,525	2,382
Provision for/(benefit from) income taxes	5,746	5,717	(3,415)

Net income	$26,178	$22,808	$5,797

Net income available/(loss applicable) to holders of common stock	$18,903	$15,533	$(1,478)

Earnings/(loss) per common share:
Basic	$0.32	$0.26	$(0.02)

Diluted	$0.31	$0.26	$(0.02)

Weighted average common shares:
Basic	59,434	58,767	59,257

Diluted	61,204	60,680	59,575

The accompanying notes are an integral part of the consolidated financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

					Notes Receivable	Retained	Accumulated
		Additional		Deferred	for	Earnings/	Other	Total
	Common	Paid-In	Treasury	Stock-Based	Common	(Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Stock	Compensation	Stock	Deficit)	(Loss)/Income	Equity
Balances, December 31, 2001	$599	$345,655	$(5,630)	$(3,517)	$(14,647)	$(13,466)	$(63,238)	$245,756

Comprehensive income:
Net Income						5,797		5,797
Other comprehensive income:
Foreign currency translation							23,399	23,399
Unrealized holding losses ($4,480 pre-tax)							(2,824)	(2,824)
Minimum pension liability adjustment ($2,573 pre-tax)							(2,123)	(2,123)

Other comprehensive income								18,452

Comprehensive income								24,249
Surrender of restricted shares		503	(15,400)	(503)	14,647			(753)
Employee Stock Purchase Plan	2	1,539						1,541
Exercise of employee stock options	1	791						792
Deferred stock-based compensation		807		(807)				—
Amortization of deferred stock-based compensation				3,746				3,746
Conversion of stock appreciation rights to stock options		83		(83)				—
Stock options granted to non-employees		201						201
Preferred stock dividend accrued						(7,275)		(7,275)

Balances, December 31, 2002	602	349,579	(21,030)	(1,164)	—	(14,944)	(44,786)	268,257

Comprehensive income:
Net Income						22,808		22,808
Other comprehensive income:
Foreign currency translation							36,850	36,850
Unrealized holding losses ($4,275 pre-tax)							2,714	2,714
Adjustment for losses included in earnings ($451 pre-tax)							284	284
Minimum pension liability adjustment ($2,573 pre-tax)							2,123	2,123

Other comprehensive income								41,971

Comprehensive income								64,779
Deferred stock-based compensation	1	674		(675)				—
Employee Stock Purchase Plan	2	1,412						1,414
Exercise of employee stock options	6	6,615						6,621
Tax effect on exercise of employee stock options		962						962
Amortization of deferred stock-based compensation				803				803
Conversion of restricted shares to restricted stock units	(1)	1						—
Stock options granted to non-employees		101						101
Preferred stock dividend accrued						(7,275)		(7,275)

Balances, December 31, 2003	610	359,344	(21,030)	(1,036)	—	589	(2,815)	335,662

Comprehensive income:
Net Income						26,178		26,178
Other comprehensive income:
Foreign currency translation							20,631	20,631
Unrealized holding losses ($1,421 pre-tax)							(895)	(895)
Minimum pension liability adjustment ($2,231 pre-tax)							(1,450)	(1,450)

Other comprehensive income								18,286

Comprehensive income								44,464
Employee Stock Purchase Plan	1	1,688						1,689
Exercise of employee stock options	5	4,844						4,849
Tax effect on exercise of employee stock options		991						991
Amortization of deferred stock-based compensation		176		547				723
Preferred stock dividend accrued						(7,275)		(7,275)

Balances, December 31, 2004	$616	$367,043	$(21,030)	$(489)	$—	$19,492	$15,471	$381,103

The accompanying notes are an integral part of the consolidated financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$26,178	$22,808	$5,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,890	35,662	33,191
Amortization of deferred stock-based compensation	723	803	3,746
Non-cash portion of a gain on settlement	—	(1,328)	—
Non-cash portion of restructuring and related charges	—	—	9,495
Loss on disposition of property, plant and equipment	156	438	488
Loss from impairment of investment in equity securities	—	1,018	1,500
(Increase) decrease in operating assets:
Trade accounts receivable	(2,416)	(554)	699
Inventories	(12,324)	(3,841)	1,096
Prepaid expenses and other current assets	1,429	(6,846)	(4,495)
Investments and other assets	2,959	(8,988)	(7,386)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	8,650	(1,707)	(6,717)
Interest payable on long-term debt	(480)	(478)	(473)
Accrued employee benefits	580	4,045	(808)
Other	241	(3,305)	2,333

Net cash provided by operating activities	62,586	37,727	38,466

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,298)	(32,849)	(19,550)
Purchases of intangible assets	—	—	(100)
Purchases of short-term investments	(34,050)	(30,350)	(45,200)
Proceeds from the sale of short-term investments	35,900	30,350	47,950
Proceeds from notes receivable	500	—	—
Proceeds from the sale of property, plant and equipment	211	133	414
Proceeds from the sale of acquired assets	—	1,145	—
Acquisition of businesses, net of cash acquired	—	—	(44,734)
Assumption of controlling interest in joint venture	3,751	—	—
Payment to acquire equity securities	—	—	(4,500)
Payments related to prior acquisition	(632)	—	—

Net cash (used in) investing activities	(19,618)	(31,571)	(65,720)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,848	6,615	791
Proceeds from Employee Stock Purchase Plan	1,782	1,525	1,507
Surrender of restricted shares	—	—	(198)
Net payments on notes payable of foreign affiliate	(2,749)	(205)	(565)
Payment of long-term debt	(28,333)	(28,366)	(28,277)

Net cash (used in) financing activities	(24,452)	(20,431)	(26,742)

Effect of exchange rate changes on cash	6,444	11,825	10,724

Net increase (decrease) in cash and cash equivalents	24,960	(2,450)	(43,272)
Cash and cash equivalents – beginning of year	144,301	146,751	190,023

Cash and cash equivalents – end of year	$169,261	$144,301	$146,751

The accompanying notes are an integral part of the consolidated financial statements.

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1 — Description of the Company and Accounting Policies

     Genencor International, Inc. and subsidiaries (the Company) is a diversified biotechnology company that develops and delivers products and services to the industrial, consumer, agri-processing and health care markets. The Company’s current products include novel enzymes used in the cleaning, textiles, carbohydrate processing, fermentation alcohol and food, feed and specialties markets. The principal geographical markets for the products are North America, Latin America, Europe and Asia. The Company is in the process of applying its proven and proprietary technologies to address new opportunities in the industrial, consumer, agri-processing and health care industries.

     Significant accounting policies are as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany transactions are eliminated. All investments in variable interest entities are accounted for in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities.” The Company has no material investments in variable interest entities and all such investments have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto.

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

Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consist of cash, money market funds, commercial paper and bank deposits with original maturity dates of three months or less from the date of purchase. Short-term investments primarily consist of investment grade variable rate debt obligations, which are asset backed and categorized as available-for-sale securities. The carrying amounts of cash and cash equivalents and short-term investments approximate their fair values due to their short maturities or variable interest rates, which typically reset approximately every 30 days. As a result of the resetting variable rates, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate its short-term investments. Accordingly, the Company had no cumulative unrealized or realized holding gains or losses from its short-term investments. All income generated from cash and cash equivalents and short-term investments is recorded as interest income.

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

Research and Development

     Research and development costs are expensed as incurred. Research and development includes expenses for services rendered related to the Company’s funded research activities.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

     All property, plant and equipment is stated at acquisition cost. Depreciation for financial statement purposes is calculated using the straight-line method over the estimated useful lives of the assets. Land improvements and buildings are depreciated over 10-40 years, with a weighted average estimated useful life of 21 years, and machinery and equipment over 3-15 years, with a weighted average estimated useful life of 13 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the length of the applicable lease term. Property under capital lease is amortized over the lease term. Maintenance and repair expenditures are expensed as incurred. Included in machinery and equipment is computer hardware and software developed or obtained for internal use which is amortized over 3-5 years.

Goodwill

     Goodwill consists of the excess of cost over the net assets of acquired businesses. Goodwill is not amortized, but is tested at least annually for impairment.

Intangible Assets

     Intangible assets consist of two major classes, other amortizable assets and technology. Other amortizable assets consist primarily of patents, licenses, and customer lists. These definite-lived intangibles are amortized on a straight-line basis over their remaining useful lives. Patents, licenses and customer lists are amortized over 5-20 years with a weighted average estimated useful life of 16 years. Technology has been determined to have indefinite useful lives. Indefinite-lived intangibles are not amortized and are tested for impairment on an annual basis or when events and circumstances exist requiring impairment testing. No amortization expense was recorded for these assets for the years ended December 31, 2004 and 2003.

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

     The Company, on occasion, may use forward exchange contracts and options to hedge its exposure in foreign currencies. Option and forward exchange contracts are used to minimize the impact of foreign currency fluctuations on the Company’s revenues and costs and are not used to engage in speculation. At December 31, 2004 the Company had $7,000 in forward exchange contracts outstanding. The contract maturities were no longer than three months. At December 31, 2003 the Company had no options or forward exchange contracts outstanding.

     Foreign currency transaction net gains are included in other operating income/expense. Total foreign currency transaction net gains were $71 in 2004, $385 in 2003 and $3,107 in 2002.

Financial Instruments

     The determination of fair value of financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable, obligations under accounts payable, accrued expenses, and debt instruments is based on interest rates available to the Company and comparisons to quoted market prices for the same or similar issues. At December 31, 2004 and 2003, the fair value of these financial instruments approximated carrying value.

Investments in Marketable Equity Securities

     All of the Company’s investments in marketable equity securities are considered available-for-sale and are recorded at fair value within prepaid expenses and other current assets or investments and other assets. Unrealized gains and losses, calculated as the difference between fair value and cost of the security on a specific identification basis, are recorded as a component of comprehensive income, net of tax.

     Gross unrealized losses on available-for-sale securities were $2,159 at December 31, 2004, $738 at December 31, 2003 and $5,504 at December 31, 2002. The fair market value of available-for-sale securities was $6,464 at December 31, 2004, $7,885 at December 31, 2003 and $4,136 at December 31, 2002. The deferred tax asset related to these unrealized losses was $799 at December 31, 2004, $273 at December 31, 2003 and $2,041 at December 31, 2002.

Investment Expense/Income

     The Company recorded an investment loss of $1,018 during the year ended December 31, 2003, as a result of the Company’s assessment of an “other than temporary” decline in the fair market value of an investment in certain common stock. During 2002, the Company recorded an impairment loss of $1,500 on its investment in certain preferred stock. These amounts are included in investment expense as part of total non operating expenses/(income) for the respective periods. There were no sales of marketable equity securities during the years ended December 31, 2004, 2003 or 2002.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” This standard requires, among other things, recognition of deferred tax assets and liabilities for future tax consequences, measured by enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss and tax credit carryforwards to the extent that realization of such benefits is more likely than not.

Major Customers

     In 2004, two customers accounted for 39% of sales and 36% of accounts receivable. In 2003, two customers accounted for 41% of sales and 39% of accounts receivable.

Comprehensive Income

     The provisions of SFAS No. 130, “Reporting Comprehensive Income” establish standards for reporting and presentation of comprehensive income and its components. This Statement requires reporting by major components and as a single total, all changes in stockholders’ equity from non-stockholder sources. The Company has chosen to display comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity.

Stock-Based Compensation

     The Company uses the intrinsic value method to account for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” Refer to Note 13 for the pro forma amounts had compensation cost for the Company’s stock option plans been determined based on the fair value method under the current requirements of SFAS No. 123 “Accounting for Stock-based Compensation.”

Guarantees

     The Company assesses its contracts in accordance with Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and strategic partners when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial statements.

Earnings Per Share

     The provisions of SFAS No. 128, “Earnings per Share,” require the disclosure of basic and diluted earnings per share. Basic earnings/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. In arriving at income available/(loss applicable) to common stockholders, undeclared and unpaid cumulative preferred stock dividends of $7,275 are deducted for each year presented.

     Diluted earnings/(loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income available/(loss applicable) to common stockholders of the Company. As a result of stock-based awards outstanding under the Company’s 2002 Omnibus Incentive Plan and its predecessor plan, the Stock Option and Stock Appreciation Right Plan (SOAR Plan), there were dilutive securities in 2004, 2003 and 2002. The weighted-average impact of these has been reflected in the calculation of diluted earnings/(loss) per share for the respective periods presented.

     The following table reflects the calculation of basic and diluted earnings/(loss) per common share for the years ended December 31:

	2004	2003	2002
Net income	$26,178	$22,808	$5,797
Less: Accrued dividends on preferred stock	(7,275)	(7,275)	(7,275)

Net income available/(loss applicable) to holders of common stock	$18,903	$15,533	$(1,478)

Weighted average common shares:
Basic	59,434	58,767	59,257
Effect of stock-based awards	1,770	1,913	318

Diluted	61,204	60,680	59,575

Earnings/(loss) per common share:
Basic	$0.32	$0.26	$(0.02)

Diluted	$0.31	$0.26	$(0.02)

New Accounting Pronouncements

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position supersedes FSP No. 106-1 of the same title, which was issued in January 2004. FSP No. 106-1 permitted employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. For all public companies that sponsor one or more plans with more than 100 participants, the Position is effective as of the first interim or annual period beginning after June 15, 2004. The adoption of FSP No. 106-2 had no material impact on the Company’s financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an Amendment of ARB No. 43, chapter 4.” This Statement amends the guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” This statement requires that the allocation of fixed production overheads to the cost of conversion be based on the “normal capacity” of the production facility. This statement is effective for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of this new standard on its financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. The Company will apply the provisions of the statement to exchanges of nonmonetary assets after the effective date as they occur.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, it changes the required accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Statement provides three alternative transition methods the Company can apply upon adoption of the standard: the modified prospective method, which would require application of the requirements of the Statement to new or modified awards after the effective date, or the modified retrospective method, which would allow for application of the requirements of the Statement to awards for all prior years presented or to only prior interim periods in the year of adoption. While the pro-forma disclosures under the original version SFAS No. 123, which are included in Note 13 – Employee Benefit Plans, indicate that the impact of this new standard may be material to the Company’s consolidated financial statements upon adoption, the Company is currently in the process of assessing the impact on its consolidated financial statements as well as the transition method the Company will select upon adoption of the Statement.

Reclassifications

     Reclassifications have been made to prior year amounts to conform to the current year presentation, including reclassifying $22,250, primarily consisting of variable rate debt obligations, from the previously reported classification as cash and cash equivalents to short-term investments as of December 31, 2003. Corresponding adjustments were also made to the Consolidated Statements of Cash Flows for fiscal 2003 and 2002 to reflect the purchases of and the proceeds from sale of short-term investments within investing activities rather than as a component of cash and cash equivalents. Previously reported cash and cash equivalents as of December 31, 2002 and 2001 were also adjusted by $22,250 and $25,000, respectively, to reflect similar short-term investments in those periods.

2 — Acquisitions

     On December 31, 2002, the Company acquired the brewing and enzyme business of Rhodia Food UK Limited for a total cash purchase price of $8,925. Due to the effect of foreign currency translation, additional acquisition costs and the sale of certain acquired assets, the adjusted purchase price was $10,501 as of December 31, 2003. The acquisition included technology, product lines and personnel, and expanded the Company’s bioproducts portfolio and technical service capabilities in the food, feed and specialties enzyme market. No facilities were included in the transaction. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations.” The results of operations of the acquired business were consolidated with the Company’s results of operations beginning January 1, 2003. As more fully described in Note 9, this acquisition consisted entirely of intangible assets.

     During February 2002, the Company acquired EBS, now known as Genencor International Wisconsin, Inc., from Corn Products International, Inc. for a total cash purchase price of $35,809 and the assumption of $974 in debt. As part of this transaction, the Company entered into a seven-year supply agreement for a majority of Corn Products International, Inc.’s North American enzyme requirements. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The acquired entity’s results of operations have been consolidated with the Company’s results of operations since the acquisition date.

3 — Joint Venture

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

4 — Restructuring and Related Charges

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

     As a result of the plan, restructuring and related charges of $16,427 were recorded in the Company’s operating earnings for the year ended December 31, 2002. These charges were primarily driven by employee severance and related costs of approximately $3,762, costs to dismantle portions of the restructured facilities of $1,000, costs to terminate long-term utility agreements of $319, other costs totaling $239, and $9,495 for property, plant and equipment that was deemed impaired as it would no longer be utilized by the Company after the restructuring. The impairment charge was determined based on remaining book value, as the Company believed there was no active market in which to sell the specific assets. Full implementation was completed in the fourth quarter of 2002. In addition, the Company recorded costs related to the restructuring, such as those related to the transition of activities between Elkhart and Beloit, of $1,612 as incurred during the year ended December 31, 2002. At December 31, 2003 and 2002, the Company had a remaining liability of $447 and $805 respectively, related to this restructuring. As of December 31, 2004 there was no remaining liability related to this restructuring.

5 — Fees and Royalty Revenues

     Fees and royalty revenues included the following for the years ended December 31:

	2004	2003	2002
Funded research	$8,162	$19,416	$19,533
License fees	836	190	75
Royalties	1,592	1,413	1,133
Other	10,000	—	—

Fees and royalty revenues	$20,590	$21,019	$20,741

     In October 2001, the Company entered into a strategic alliance with Dow Corning Corporation to create a new proprietary technology platform for the development of new biomaterials. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $3,209, $13,989 and $11,554 respectively, in research funding revenues from this alliance. The initial stage of this alliance was completed at the end of 2003.

     Other fees were $10,000 for year ended December 31, 2004 as more completely discussed below under Note 6 “Technology Transfer.”

6 — Technology Transfer

     During March 2004, the Company’s Health Care segment sold its therapeutic vaccine program to Innogenetics N.V. Upon transfer of certain intellectual property, contractual relationships and technologies to Innogenetics, the Company recognized fees during the quarter ended June 30, 2004 totaling $10,000. The Company expects to receive further payments as development milestones are achieved. If products are commercialized, the Company would also receive royalty payments on future product sales.

7 — Inventories

     Inventories consisted of the following at December 31:

	2004	2003
Raw materials	$10,035	$7,682
Work-in-progress	9,750	9,106
Finished goods	60,121	47,371

Inventories	$79,906	$64,159

     The Company sustained damage to its finished bioproducts inventory in the second quarter of 2003 as a result of an accident in a third party warehouse in Rotterdam, the Netherlands. At the end of the first quarter of 2004, the Company reached a final settlement of its accident-related claim with its insurer totaling approximately $21,000 and recorded a net gain of $8,300, which was included in other income for 2004.

8 — Property, Plant and Equipment

     Property, plant and equipment consisted of the following at December 31:

	2004	2003
Land and buildings	$161,824	$147,714
Machinery and equipment	352,867	311,505
Construction-in-progress	7,863	20,969

	522,554	480,188
Less: Accumulated depreciation	(286,800)	(247,286)

Property, plant and equipment, net	$235,754	$232,902

     Depreciation expense was $32,206 in 2004, $29,980 in 2003, and $27,628 in 2002.

     Construction-in-progress at December 31, 2004 and 2003, includes process improvement projects at our manufacturing and research and development facilities as well as information technology enhancements. Also the Company completed construction of the Rochester, New York facility for the clinical-scale manufacturing of human therapeutic proteins during 2003. The facility is designed to produce pharmaceutical grade materials for preclinical and clinical studies.

     Assets under capital lease are included in property, plant and equipment as follows at December 31:

	2004	2003
Land and buildings	$15,927	$15,669
Machinery and equipment	1,044	—

	16,971	15,669
Less: Accumulated depreciation	(4,963)	(4,197)

Capital lease assets, net	$12,008	$11,472

     The Company leases certain facilities and equipment under operating leases.

     Rent expense relating to all operating leases was $5,296 for 2004, $4,730 for 2003 and $4,657 for 2002. Non-cancelable future minimum rental payments under significant leases consist of the following for the years ending December 31:

	Operating	Capital
2005	$4,084	$993
2006	3,987	993
2007	3,961	993
2008	3,950	993
2009	3,770	993
Thereafter	21,619	6,387

Total minimum lease payments	$41,371	11,352

Less: Amount representing interest		(3,309)

Capital lease obligation		$8,043

9 —Goodwill and Other Intangible Assets

     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or other intangible assets with indefinite useful lives. The Company has identified such other indefinite-lived intangible assets to include certain previously acquired technology. The Company periodically evaluates its indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142. The Company also has other intangible assets, such as patents, licenses, and customer lists, which are amortized over a weighted average useful life of 16 years using the straight-line method. These assets are expected to have no residual value once they are fully amortized. As of December 31, 2004 all of the Company’s goodwill and intangible assets are related to the Bioproducts segment.

The following table summarizes the changes in each major class of intangible assets from January 1, 2003 through December 31, 2004:

	Intangible Assets
		Other
		Amortizable
	Technology	Assets	Total	Goodwill
Balances, January 1, 2003	$15,617	$65,429	$81,046	$29,384
Acquired intangible assets	—	2,850	2,850	—
Foreign currency translation and other adjustments	214	5,312	5,526	(4)

Balances: December 31, 2003	15,831	73,591	89,422	$29,380

Less: Accumulated amortization	—	(42,347)	(42,347)

Intangible assets, net	$15,831	$31,244	$47,075

Balances: January 1, 2004	$15,831	$73,591	$89,422	$29,380
Foreign currency translation and other adjustments	17	2,648	2,665	—

Balances: December 31, 2004	15,848	76,239	92,087	$29,380

Less: Accumulated amortization	—	(48,136)	(48,136)

Intangible assets, net	$15,848	$28,103	$43,951

     In conjunction with the acquisition of the brewing and enzyme business of Rhodia Food UK Limited discussed in Note 2, the Company has completed the segregation of acquired intangible assets among major classes. At December 31, 2003 the total purchase price of $10,501 was separated into major classes of intangible assets. Other intangible assets of $10,287 are being amortized over a period of approximately 15 years starting January 1, 2003. The remaining $214 has been classified as technology. This technology has been determined to have an indefinite life and will not be amortized.

     During 2004, the Company’s other amortizable intangible assets were increased by $2,648 due to the impact of foreign currency translation.

     In November 2003, in conjunction with the settlement of certain commercial matters, the Company obtained a license agreement valued at $2,850, which will be amortized over a period of approximately 10 years.

     Estimated annual amortization expense is as follows:

2005	$4,100
2006	3,800
2007	2,500
2008	1,300
2009	1,100

     Amortization expense was $4,684 in 2004, $5,682 in 2003 and $5,563 in 2002.

10 — Notes Payable and Long-Term Debt

     Notes payable and long-term debt consisted of the following at December 31:

	2004	2003
6.82% senior notes with payments of $28,000 due annually, which commenced March 30, 2002	$56,000	$84,000
Notes payable of the Company’s Chinese affiliate with principal payments due in 2004 and 2005. Interest rates on the notes range from 1.75% to 5.31%	4,999	7,738
Other	606	903

	61,605	92,641
Less: Current maturities	(33,212)	(34,175)

Long-term debt	$28,393	$58,466

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

     At December 31, 2004, principal obligations on notes payable and long-term debt are as follows:

2005	$33,212
2006	28,178
2007	92
2008	71
2009	9
Thereafter	43

Total	$61,605

     On December 23, 2003, the Company entered into a $40,000 revolving credit facility with a syndicate of banks, which is available for general corporate purposes. The credit facility makes available to the Company $40,000 of committed borrowings and expires on December 23, 2006. The credit facility carries fees of 0.25% on the amount of unborrowed principal under the agreement. As of December 31, 2004 and 2003, there were no borrowings under the facility.

11 — Redeemable Preferred Stock

     On December 1, 1991, the Company and its stockholders agreed to exchange $97,000 of advances from stockholders (including interest payable of $12,604) for 0.97 shares of no par value, 7 1/2% cumulative series A preferred stock (Series A preferred stock). Dividends are cumulative from the date of issuance and are subtracted from net income in 2004, 2003 and 2002 in determining net income available/(loss applicable) to common stockholders. The Series A preferred stock was authorized and issued on May 5, 1992 and has no voting rights except as required by law or in respect to certain matters involving the Series A preferred stock. The shares are redeemable at any time in whole or in part for $100,000 per share plus accrued unpaid dividends to the date of redemption. The total redemption value of the Series A preferred stock at December 31, 2004 and 2003 in the amounts of $184,300 and $177,025, respectively, is classified on the Company’s balance sheet as Redeemable cumulative series A preferred stock and includes $87,300 and $80,025 of accrued and unpaid dividends, respectively. The liquidation value is $100,000 per share plus accrued dividends to be paid on a pro rata basis from assets available after payment of debt and prior to any distribution on common stock.

12 — Stockholders’ Equity

     In addition to the Series A preferred stock, the Company has the authority to issue 1,000 shares of preferred stock having a par value of $.01 per share. No such shares have been issued as of December 31, 2004.

     While the Company is permitted to pay dividends, certain covenants of the Company’s 6.82% Senior Notes restrict the payment of dividends or other distributions in cash or other property to the extent the payment puts the Company in default of these covenants. Such covenants include, but are not limited to, the maintenance of debt to total capitalization of no greater than 55% and the maintenance of a maximum ratio of debt to EBITDA of 3.5:1.

     No dividend was declared or paid to common stockholders in 2004, 2003 or 2002.

     Accumulated other comprehensive income/(loss) consists of the following:

	Foreign	Marketable		Accumulated
	Currency	Securities		Other
	Translation	Valuation	Minimum Pension	Comprehensive
	Adjustment	Adjustment	Liability	(Loss)/Income
Balances, December 31, 2001	$(62,599)	$(639)	$—	$(63,238)
Current period change	23,399	(2,824)	(2,123)	18,452

Balances, December 31, 2002	(39,200)	(3,463)	(2,123)	(44,786)
Current period change	36,850	2,998	2,123	41,971

Balances, December 31, 2003	(2,350)	(465)	—	(2,815)
Current period change	20,631	(895)	(1,450)	18,286

Balances, December 31, 2004	$18,281	$(1,360)	$(1,450)	$15,471

     The change in the marketable securities valuation adjustment for the year ended December 31, 2004 includes unrealized holding losses of $895 ($1,421 pre-tax) on the Company’s available-for-sale securities.

     Major stockholders of the Company are Eastman Chemical Company (Eastman) and Danisco A/S (Danisco), with each holding approximately 42% of the common stock outstanding and 50% each of the Series A preferred stock outstanding.

     On November 30, 2001, executive officers of the Company surrendered 350 vested, restricted shares to the Company at a value of $16.09 per share, to pay principal and interest due on notes receivable for restricted common stock on January 27, 2002 by each respective officer. The surrendered shares were recorded as treasury stock, accounted for under the cost method.

     On August 21, 2002, in order to eliminate all stock-related loans, executive officers of the Company surrendered 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and interest on obligations under notes issued in connection with their purchase of restricted common stock. The Company recorded the surrendered shares as treasury stock, accounted for under the cost method. As of December 31, 2002, the balance on these notes was eliminated.

13 — Employee Benefit Plans

2002 Omnibus Incentive Plan

     On March 12, 2002, the Company adopted the Genencor International, Inc. 2002 Omnibus Incentive Plan (the OI Plan). The OI Plan became effective on May 30, 2002 upon approval by the stockholders at the Annual Meeting. The OI Plan serves as a successor plan to the SOAR Plan. Employees, outside directors, consultants, advisors and independent contractors retained by the Company are eligible to participate in the OI Plan. The OI Plan allows for the grant, at not less than 100% of the market value as of the date of grant, of non-qualified and incentive stock options to purchase the Company’s common stock and stock appreciation rights (SARs), based on the underlying value of the Company’s common stock. The OI Plan also allows for the grant of restricted and unrestricted stock awards, performance shares (stock or stock-based awards contingent upon attaining performance objectives) or performance units (units valued by reference to chosen criteria). Under the terms of the OI Plan, the Company has the ability to grant awards representing up to 6,800 shares of common stock of which 5,362 stock options and 122 restricted stock-based awards were outstanding as of December 31, 2004. In addition, any shares remaining, or shares that become available under the SOAR Plan will be available for grant of awards under the OI Plan. Generally, stock options and SARs vest and become exercisable, ratably over a three-year period. These options expire 10 years from their grant date. Restrictions, if any, on stock awards generally expire at the end of a three year period.

Stock Option and Stock Appreciation Right Plan

     On December 9, 1999, the Company adopted the SOAR Plan. Employees, outside directors, consultants and advisors of the Company were eligible to participate in the SOAR Plan. The SOAR Plan allowed for the grant, generally at market value as of the date of grant, of incentive or non-statutory stock options to purchase the Company’s common stock and stock appreciation rights (SARs), based on the underlying value of the Company’s common stock. Under the terms of the SOAR Plan, the Company had the ability to grant stock options and SARs representing up to 9,000 shares of common stock, of which 5,373 stock options and 10 SARs remained outstanding as of December 31, 2004. Options vest ratably over a three-year period and expire 10 years from their grant date. SARs vest 50% after three years, the remaining 50% after four years, and expire 10 years from their grant date. The OI Plan replaced the SOAR Plan.

     The following table summarizes the stock option activity for the years ending:

		Weighted Average	Exercisable	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding at December 31, 2001	6,131	$11.19	1,841	$10.97
Granted	3,012	10.98	—
Exercised	(82)	9.70	—
Forfeited	(205)	11.13	—

Options outstanding at December 31, 2002	8,856	11.13	4,359	$11.02
Granted	1,695	14.46	—
Exercised	(614)	10.77	—
Forfeited	(90)	13.18	—

Options outstanding at December 31, 2003	9,847	11.71	6,608	$11.06
Granted	1,556	15.97	—
Exercised	(476)	10.19	—
Forfeited	(192)	14.06	—

Options outstanding at December 31, 2004	10,735	12.35	7,792	$11.42

     The following table summarizes additional information about stock options outstanding as of December 31, 2004:

		Options Outstanding
		Weighted Average			Options Exercisable
Range of		Remaining Contract	Weighted Average		Weighted Average
Exercise Prices	Number	Life	Exercise Price	Number	Exercise Price
$ 8.00 - $10.00	4,044	5.21	$9.70	4,002	$9.70
$10.01- $15.00	4,444	7.79	$12.44	3,007	$11.89
$15.01- $20.00	2,140	8.47	$16.59	676	$17.51
$20.01- $25.00	89	5.82	$22.97	89	$22.97
$25.01- $34.00	18	5.78	$28.87	18	$28.87

	10,735	6.94	$12.35	7,792	$11.42

     Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company has elected to continue to account for stock options in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS No. 123, the weighted average grant date fair value of options granted in 2004, 2003 and 2002 is summarized below:

	2004		2003		2002
	Fair	Exercise	Fair	Exercise	Fair	Exercise
	Value	Price	Value	Price	Value	Price
For all options granted in each year, their exercise price equaled grant date market value	$4.85	$15.97	$5.70	$14.46	$4.46	$10.99

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected life	4 years	4 years	4 years
Interest rate	3.51%	2.33%	3.31%
Volatility	31.9%	47.4%	47.3%
Dividend yield	N/A	N/A	N/A

     On a pro forma basis, had compensation cost for the Company’s stock option plans been determined based on the weighted average fair value at the grant date, the Company’s net income available/(loss applicable) and earnings/(loss) per share would have been reduced to the pro forma amounts shown below:

	Year Ended December 31,
	2004	2003	2002
Net income available/(loss applicable) to holders of common stock as reported	$18,903	$15,533	$(1,478)
Add: Stock-based employee compensation expense included in reported net income available/ (loss applicable), net of related tax	108	317	981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,108)	(5,716)	(7,407)

Pro forma net income available/(loss applicable)	$13,903	$10,134	$(7,904)

Earnings/(loss) per share:
Basic — as reported	$0.32	$0.26	$(0.02)
Basic — pro forma	0.23	0.17	(0.13)
Diluted — as reported	0.31	0.26	(0.02)
Diluted — pro forma	0.23	0.17	(0.13)

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

     SARs are accounted for under the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No.28 (FIN 28), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.” FIN 28 requires that compensation expense be recognized over the vesting period for any increase in the estimated market value of the underlying stock. Decreases in the estimated market value of the underlying stock in subsequent periods would cause compensation expense to be reduced in that period although the related accrued liability would never be reduced below zero. In 2004, 2003 and 2002, the Company recorded compensation expense of $5 and $60 and compensation income of $47, respectively, to reflect the change in the market value of common stock during the period in relation to the grant price of the Company’s outstanding SARs. At December 31, 2004 and 2003 there were 10 and 12 SARs outstanding respectively, of which 9 and 5 were exercisable as of December 31, 2004 and 2003, respectively.

Restricted Stock Awards

     On June 6, 2003, the Company granted 47 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the grant date. Deferred compensation expense of $675 was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the awards.

     On November 6, 2002, the Company granted 75 shares of restricted common stock to its chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the grant date. Deferred compensation expense of $807 was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the award.

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

Deferred Stock-Based Compensation

     In connection with the grant of 881 stock options to employees between January 1, 2000 and July 27, 2000, the Company recorded deferred compensation expense of $7,112. Deferred compensation for options granted to employees is determined based on the difference between the grant price and the fair value of our common stock on the date we granted the options. This amount was recorded as a component of stockholders’ equity and amortized as a charge to operations over the vesting period of the options.

     In connection with the grant of stock options to employees during 2000, amortization of deferred compensation expense for the year ended December 31, 2003 was $403. For the year ended December 31, 2002, the options resulted in an expense of $3,243, which included the acceleration of deferred compensation expenses related to the elimination of all stock-related loans resulting from the surrender to us of 1,430 restricted shares by certain executive officers.

     In total, including the restricted stock awards, amortization of deferred stock-based compensation expense for 2004, 2003 and 2002 was $723, $803, and $3,746 respectively, and was reported in our Consolidated Statements of Operations as follows:

	2004	2003	2002
Cost of products sold	$33	$30	$382
Research and development	40	267	745
Sales, marketing and business development	40	66	1,271
General and administrative	610	440	1,348

Total amortization of deferred stock-based compensation	$723	$803	$3,746

Employee Stock Purchase Plan

     On March 13, 2001, the Company adopted the Genencor International, Inc. Employee Stock Purchase Plan (the ESPP) and made a total of 2,000 shares of common stock available for issuance under the plan. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the closing prices for the stock as of the beginning or the end of each six-month offering period. The offering periods generally begin in January and July. The first offering period began July 1, 2001. Purchases are limited to 15% of the employee’s compensation and may not exceed 1 shares per offering period. At December 31, 2004 and 2003, 126 and 146 shares, respectively, had been issued.

Defined Contribution Pension Plans

     The Company maintains employee benefit plans in the United States which allow its eligible employees to make contributions, up to a certain limit, on a tax deferred basis under Section 401(k) of the Internal Revenue Code.

     The Company also contributes to the plans. Total employer contributions to the plans for 2004, 2003 and 2002 amounted to $3,445, $3,153 and $2,869, respectively.

Deferred Compensation Plan

     On September 10, 2003, the Company adopted the Genencor International, Inc. Nonqualified Deferred Compensation Plan (the NQDC Plan). The NQDC Plan became effective on September 15, 2003 with deferrals of compensation beginning with compensation payable on or after January 1, 2004. The NQDC Plan allows eligible employees and directors the opportunity to defer the receipt of a portion of their salary, bonus, restricted stock units, and gains from the exercise of stock options to specified future dates, retirement or death. Deferred compensation is held in trust and invested based on participant direction as allowed by the plan. Included in “Investments and other assets” and “Other long term liabilities” is $1,048 related to the NQDC plan. The recorded cost of these investments approximated fair value. No deferred compensation was recorded as of December 31, 2003. However, certain executive officers elected to defer restricted stock units as allowed under the NQDC Plan during 2003.

Defined Benefit Pension and Other Postretirement Benefits

     The Company has defined benefit pension plans covering employees in the U.S., the Netherlands, Belgium and Finland and postretirement benefit plans covering employees in the U.S. Using a measurement date of December 31 for each of the Company’s plans, the following provides a reconciliation of benefit obligations, plan assets, and funded status of all plans of the Company:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$69,937	$57,071	$2,820	$2,031
Service cost	4,741	4,208	216	200
Interest cost	3,661	3,339	149	153
Plan participants’ contributions	431	280	—	—
Amendments	(2,202)	235	—	—
Actuarial (gain)/loss	7,486	(1,683)	(290)	529
Curtailment	(412)	—	—	—
Benefits paid	(4,792)	(2,880)	(114)	(93)
Translation	5,076	9,367	—	—

Benefit obligation at end of year	$83,926	$69,937	$2,781	$2,820

Change in plan assets:
Fair value of plan assets at beginning of year	$87,529	$66,345	$—	$—
Actual return on plan assets	3,954	6,489	—	—
Employer contributions	3,774	5,437	—	—
Plan participants’ contributions	431	280	—	—
Benefits paid	(4,792)	(2,880)	—	—
Translation	5,909	11,858	—	—

Fair value of plan assets at end of year	$96,805	$87,529	$—	$—

Funded Status	$12,881	$17,592	$(2,781)	$(2,820)
Unrecognized net actuarial (gain)/loss	24,936	14,911	572	890
Unrecognized net (asset)/obligation	—	—	—	—
Unrecognized prior service cost	(2,253)	(114)	55	109

Prepaid cost (accrued benefit)	$35,564	$32,389	$(2,154)	$(1,821)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$35,564	$33,353	$—	$—
Accrued benefit cost	—	(964)	(2,154)	(1,821)

Net amount recognized	$35,564	$32,389	$(2,154)	$(1,821)

Weighted-average assumptions as of December 31:	2004	2003	2004	2003
Net periodic benefit cost:
Discount rate	5.00% — 6.00%	5.25% — 6.50%	6.00%	6.00%
Expected return on plan assets	5.00% — 8.00%	5.25% — 8.00%	N/A	N/A
Rate of compensation increase	3.00% — 6.50%	3.00% — 6.50%	N/A	N/A
Benefit obligations:
Discount rate	4.50% — 6.00%	5.50% — 6.00%	6.00%	6.00%
Rate of compensation increase	2.50% — 5.50%	3.00% — 6.50%	N/A	N/A

	Pension Benefits			Other Benefit
	2004	2003	2002	2004	2003	2002
Components of net periodic cost:
Service cost	$4,740	$4,208	$3,359	$216	$200	$213
Interest cost	3,661	3,339	2,675	149	153	136
Expected return on plan assets	(5,942)	(4,911)	(4,519)	—	—	—
Amortization of net (asset)/obligation	—	26	22	—	—	—
Amortization of prior service cost	(259)	(64)	(46)	55	55	55
Recognized net actuarial (gain)/loss	1,367	694	60	27	42	26

Net periodic cost	3,567	3,292	1,551	447	450	430
Curtailment	(574)	—	58	—	—	(327)

Total net periodic cost	$2,993	$3,292	$1,609	$447	$450	$103

     In 2004 the Finnish pension regulations changed and as a result the Company’s liability for its plan was significantly reduced. A curtailment gain is reflected in the net periodic pension cost for the 2004 period.

     As a result of the reduction in the number of employees covered by the restructuring plan at the Company’s Elkhart, Indiana facility, a curtailment loss is reflected in the net periodic pension cost for the 2002 period. No such loss was recorded in 2003. As part of the restructuring plan, the defined benefit plan was frozen and all the participants of the plan either no longer work for the Company or are covered under another plan. For the year ended December 31, 2003, the plan had no service cost. As of December 31, 2004 all of the plan benefits had been paid and the fair market value of the plan assets was $0. As a result $447 was charged to the remaining restructuring liability from the 2002 restructuring with the remaining balance recorded as pension expense. At December 31, 2003 and 2002 the fair market value of the assets in the plan was $622 and $519, respectively, all of which were in fixed income investments and money market funds.

     The fair market values of the active plan’s assets are as follows at December 31:

	2004		2003
		Percentage of Total		Percentage of Total
Asset Category	Fair Market Value	Fair Value	Fair Market Value	Fair Value
Fixed Income	$42,856	45%	$39,542	45%
Money Market Funds	2,329	2%	3,927	5%
Equity Securities:
Large Cap Growth	7,074	7%	5,921	7%
Large Cap Value	4,081	4%	3,284	4%
Large Cap Blended	40,466	42%	34,233	39%

     The assets of each plan are intended to provide sufficient liquidity to meet the current and expected demands for benefit payments. Each plan’s investment policies provide the guidelines for the asset allocations of the portfolio. The asset allocation provides the basis to achieve a risk adjusted return to meet the current and future benefit payments. Each investment category is matched with a market index and is compared to the fund’s performance on a quarterly or semi-annual basis. For the U.S. plan the asset allocation policy is 60% large cap equities, 10% mid cap equities and 30% fixed income. For the Belgium plan the asset allocation policy is 50% large cap equities, 45% fixed income and 5% money market funds. For the Netherlands plan the asset allocation policy is 30% large cap equities and 70% fixed income. For all plans a +10 percentage points or –10 percentage points deviation in any asset category is permitted. The plan’s asset allocation policy represents a long-term view. Each plan’s investment policy allows for the asset mix to occasionally fall outside the policy range for a reasonable time, not to exceed three months.

     The investment policy for the U.S. plan allows for the purchase of common and preferred stock, fixed income investments such as certificates of deposit, commercial paper, U.S. Government Treasury’s, agency securities, corporate bonds and mortgage backed securities. The Belgium investment policy allows for the purchase of equity investments in Europe as well as outside Europe and a combination of corporate and government bonds. The Netherlands plan investment policy allows for the purchase of Euro national government or municipality bonds and corporate bonds and equity investments with global diversification and markets. The investment policies prohibit the purchase of commodities, futures and options, unrestricted letterstock, private placements, venture capital, interest and principal only mortgage backed securities, securities on margin, selling short or the Company’s stock. The investment policies also prohibit the purchase of stock from either of the Company’s major stockholders, Eastman or Danisco.

     The U.S. plan’s long-term expected rate of return on assets is 8.00%. The Company determined the long-term expected rate of return on assets based on benchmark indices blended using the plan’s asset allocation. The asset allocation was 70% equity/30% fixed income. The portfolio return for 2004 was 6.50%. The benchmark indices of 60% S&P 500, 30% Lehman Brothers Government Credit and 10% Russell Mid Cap had a blended return of 11.03% for 10 years, 10.20% for 15 years and 12.03% for 20 years. The Belgian plan’s long-term expected rate of return on assets is 7.00%. The Company determined the long-term expected rate of return on assets based on benchmark indices blended using the asset allocation of 50% equity/50% fixed income. The portfolio return for 2004 was 6.51%. The benchmark indices had a blended return of 5.40% for 10 years and 8.50% for 23 years. The Netherlands plan’s long-term expected rate of return on assets is 6.00%. The Company determined the long-term expected rate of return on assets based on benchmark indices blended using the plan’s asset allocation. The asset allocation was 70% fixed income/30% equity. The portfolio return for 2004 was 6.80%. The benchmark indices had a blended return of 3.00% for 5 years and 6.26% for 8 years.

     The accumulated benefit obligation of all defined benefit pension plans at December 31, 2004 and 2003 is $73,150 and $57,751, respectively.

     Estimated future benefit payments for all plans is as follows:

2005	2,129
2006	5,116
2007	4,178
2008	8,170
2009	5,098
2010-2014	29,316

     The estimated total contribution for all plans in 2005 is $2,672.

     In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum pension liability of $2,231 at December 31, 2004, for its plan in the Netherlands. This liability represented the excess of unfunded accumulated benefit obligation over the previously recorded pension cost liabilities. A corresponding amount was recognized as an intangible asset except to the extent these additional liabilities exceed related unrecognized prior service costs and transition obligations, in which case the increase in liabilities is charged directly to other comprehensive income. As of December 31, 2004, an after-tax charge of $1,450 was recorded to other comprehensive income. In addition, as of December 31, 2002 the Company recorded an additional minimum pension liability of $2,573 and an after-tax charge of $2,123 to other comprehensive income also for its plan in the Netherlands. As of December 31, 2003, the fair value of the plan’s assets had increased significantly from the December 31, 2002 balance and exceeded the accumulated benefit obligation. In accordance with SFAS No. 87 the additional minimum pension liability recorded in 2002 was eliminated in 2003.

     SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003),” requires that the Company disclose the aggregate benefit obligation (BO) and plan assets of all plans in which the BO exceeds plan assets. Similar disclosure is required for all plans in which the accumulated benefit obligation (ABO) exceeds plan assets. BO reflects the present value of the pension obligation assuming salary increases. The ABO reflects this obligation based on the current salary levels (i.e. no salary increases). Accordingly, the ABO is a subset of the BO and the plans listed under the Plans with an ABO in excess of plan assets are also included in the amounts for Plans with BO in excess of plan assets. The aggregate BO and the plan assets are also disclosed for plans in which the plan assets exceed the BO.

     The amounts at December 31 for all of the Company’s plans are as follows:

	2004		2003
	Benefit		Benefit
	Obligation	Plan Assets	Obligation	Plan Assets
Plans with BO in excess of plan assets	$22,287	$19,129	$20,219	$16,682
Plans with ABO in excess of plan assets	22,287	19,129	466	—
Plans with Assets in excess of plan BO	61,639	77,677	49,718	70,848

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The trend rates assumed for pre-65 claims graded to 5.0% in 2009 and were 9.0% in 2004, 9.0% in 2003 and 10.0% in 2002. The trend rates assumed for post-65 claims graded to 5.0% in 2011 and were 11.0% in 2004, 11.0% in 2003, and 12.0% in 2002. For both pre and post-65 claims, the trend rate was assumed to remain at 5.0% after 2009 and 2011, respectively. A one percentage point increase in assumed health care cost trend rates would increase total service and interest cost by $7 and increase the postretirement benefit obligation by

$118. A one percentage point decrease in assumed health care cost trend rates would decrease total service and interest cost by $6 and decrease the postretirement benefit obligation by $98.

14 — Income Taxes

     The provision for/(benefit from) income taxes consisted of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$(978)	$—	$(7,265)
State	—	—	—
Foreign	3,428	4,414	8,582

	2,450	4,414	1,317

Deferred:
Federal and State	823	(4,202)	(5,623)
Foreign	639	1,817	(718)

	1,462	(2,385)	(6,341)

Increase in valuation allowances	1,834	3,688	1,609

	$5,746	$5,717	$(3,415)

     The components of deferred tax assets and liabilities consisted of the following at December 31:

	2004	2003
Current assets and liabilities:
Unrealized depreciation on marketable equity securities	$807	$490
Deferred revenues	1,798	1,201
Inventories	77	(244)
Accrued expenses	464	1,251
Foreign currency exchange	2,646	204
Other items, net	338	378

	6,130	3,280

Non-current assets and liabilities:
Net operating loss and tax credit carryforwards	31,454	32,048
Employee costs	(10,685)	(10,476)
Depreciation and amortization	(22,652)	(19,414)
Other items, net	1,425	(860)

	(458)	1,298
Valuation allowances	(8,451)	(6,617)

Net deferred tax liability	$(2,779)	$(2,039)

     The Company’s practice is to reinvest the earnings of its foreign subsidiaries in these operations. However the American Jobs Creation Act of 2004 (the Jobs Act), which became law on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% U.S. federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. Accordingly, the Company’s results of operations for the year ended December 31, 2004 do not reflect any deferred income taxes on its undistributed foreign earnings, as the Company has not committed to any repatriation under the provisions of the Jobs Act or otherwise that would require the payment of related U.S. income taxes. Furthermore, it is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

     The Company has net operating loss carryforwards of $19,480 for U.S. tax purposes, which expire in 2022 through 2023. The Company also has net operating loss carryforwards of $5,145 for Chinese tax purposes, which expire in 2005 through 2007. Additionally, the Company has net operating loss carryforwards of $1,364 for Singapore tax purposes, which do not expire. The Company also has net operating loss carryforwards of $6,305 for Argentine tax purposes, which expire in 2006 through 2009.

     The Company also has research and experimentation tax credit carryforwards of $11,843 for U.S. federal income tax purposes, which expire in 2005 through 2024. Additionally, the Company has alternative minimum tax credit carryforwards of $3,507, which may be used indefinitely to reduce U.S. federal income taxes. Statutory expiration or legislative rescission of certain tax credits currently benefiting the Company could have an adverse impact on the Company’s effective income tax rate.

     A valuation allowance is provided for deferred tax assets if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The Company’s valuation allowances are $8,451 and $6,617 at December 31, 2004 and 2003, respectively.

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows for the years ending December 31:

	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4%	(0.4%)	(39.0%)
Amortization of non-deductible intangible assets	2.3%	0.9%	55.4%
Foreign and U.S. tax effects attributable to foreign operations	(18.6%)	(21.7%)	(181.0%)
Change in valuation allowances	5.7%	12.9%	67.6%
Tax credits	(5.8%)	(6.2%)	(68.4%)
Other, net	(1.0%)	(0.5%)	(13.0%)

	18.0%	20.0%	(143.4%)

     Effective January 1, 2003, a change in the Belgian tax law reduced the Belgian tax rate from 40.17% to 33.99%. Effective January 1, 2005 a change in the Finnish tax law will reduce the Finnish tax rate from 29% to 26% and a change in Dutch tax law will reduce the Dutch tax rate from 34.5% to 31.5%.

15 — Segment and Product Data

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segments were determined based on products and services provided by each segment. Accounting policies for the segments are the same as those described in Note 1. Performance of the segments is evaluated based on operating income of the segment. No items below operating income are allocated to the segments. The Company accounts for transactions, if any, between the segments as though they were transactions with third parties at approximate market prices. There were no material inter-segment transactions in the periods presented. During 2003, the Company modified its managerial financial reporting to reflect two operating segments: Bioproducts and Health Care. Accordingly, the Company is providing segment financial data for the years ended December 31, 2004, 2003 and 2002.

Segment Information

     The Bioproducts segment develops and delivers products and services to the industrial, consumer and agri-processing markets to a global customer base. All of the Company’s current product revenues are derived from this segment.

     The Health Care segment is primarily engaged in the performance of research and development, securing intellectual property and the establishment of strategic investments and collaborations in support of the Company’s product objectives in the health care market.

     The following table provides information by business segment; information for 2002 has been restated to reflect the reorganized business segments:

For the year ended December 31, 2004
				Corporate
	Bioproducts	Health Care	Segment Subtotal	and Other	Consolidated Totals

Product revenue	$389,827	$—	$389,827	$—	$389,827
Fees and royalty revenues	10,215	10,375	20,590	—	20,590
Total revenues	400,042	10,375	410,417	—	410,417
Research and development	48,399	27,410	75,809	—	75,809
Operating income/(loss)	56,215	(23,317)	32,898	241	33,139
Total assets	525,718	20,940	546,658	205,455	752,113
Depreciation and amortization	36,466	424	36,890	—	36,890
Capital additions	20,870	1,788	22,658	2,640	25,298

For the year ended December 31, 2003
				Corporate
	Bioproducts	Health Care	Segment Subtotal	and Other	Consolidated Totals

Product revenue	$362,143	$—	$362,143	$—	$362,143
Fees and royalty revenues	20,594	425	21,019	—	21,019
Total revenues	382,737	425	383,162	—	383,162
Research and development	45,687	26,847	72,534	—	72,534
Operating income/(loss)	65,372	(33,648)	31,724	526	32,250
Total assets	516,434	18,416	534,850	177,572	712,422
Depreciation and amortization	34,462	1,200	35,662	—	35,662
Capital additions	24,884	7,965	32,849	—	32,849

For the year ended December 31, 2002
				Corporate
	Bioproducts	Health Care	Segment Subtotal	and Other	Consolidated Totals

Product revenue	$329,337	$—	$329,337	$—	$329,337
Fees and royalty revenues	20,666	75	20,741	—	20,741
Total revenues	350,003	75	350,078	—	350,078
Research and development	40,844	29,346	70,190	—	70,190
Operating income/(loss)	44,564	(40,873)	3,691	3,571	7,262
Total assets	467,782	5,719	473,501	181,421	654,922
Depreciation and amortization	31,127	2,064	33,191	—	33,191
Capital additions	18,153	1,397	19,550	—	19,550

The following table provides a reconciliation of segment information to total consolidated information:

	2004	2003	2002
Net income:
Operating income for reportable segments	$32,898	$31,724	$3,691
Other (income)	(241)	(526)	(3,571)
Investment expense	—	1,018	1,500
Interest expense	4,829	6,667	8,587
Interest (income)	(3,614)	(3,960)	(5,207)
Provision for/(benefit from) income taxes	5,746	5,717	(3,415)

Consolidated net income	$26,178	$22,808	$5,797

Total assets:
Total assets for reportable segments	$546,658	$534,850	$473,501
Cash, cash equivalents and short-term investments not allocated to business segments	180,465	158,167	163,376
Property plant and equipment	5,190	—	—
Deferred tax assets	19,800	19,405	18,045

Total consolidated assets	$752,113	$712,422	$654,922

     Long-lived assets include property, plant, and equipment, goodwill, intangible assets, and investments and other assets and are attributed to countries based on physical location. Included in non-U.S. long-lived assets are approximately $67,000 in 2004, $63,000 in 2003, and $51,000 in 2002 in Belgium and approximately $49,000 in 2004, $45,000 in 2003, and $39,000 in 2002 in Finland. Geographical information is as follows:

	U.S.	Non-U.S.	Consolidated
2004
Product revenue	$165,602	$224,225	$389,827
Long-lived assets	$199,492	$157,402	$356,894
2003
Product revenue	$147,969	$214,174	$362,143
Long-lived assets	$204,564	$152,559	$357,123
2002
Product revenue	$149,954	$179,383	$329,337
Long-lived assets	$195,177	$133,315	$328,492

Product revenue by similar product groupings is as follows:

	2004	2003	2002
Protein degrading enzyme products	$181,215	$173,983	$171,213
Starch degrading enzyme products	126,358	111,144	102,443
Cellulose degrading enzyme products	56,198	54,142	40,623
Other	26,056	22,874	15,058

Total	$389,827	$362,143	$329,337

16 — Related Party Transactions

     Danisco and its affiliates purchased products from the Company for approximately $19,000, $13,000 and $11,000 during the years ended December 31, 2004, 2003, and 2002, respectively. The Company purchased products from and/or through these related parties for approximately $10,000, $10,000, and $8,000 during the years ended December 31, 2004, 2003 and 2002, respectively. In October 2000, the Company signed an exclusive agreement with Danisco for the development of innovative bioingredients for the food industry. During the years ended December 31, 2004, 2003 and 2002, the Company received approximately $400, $1,500 and $1,100, respectively, in fees and royalty revenues under this agreement. Also, the Company received approximately $70 in fees and royalty revenues from a Danisco affiliate during both 2004 and 2003, and approximately $400 during 2002 under a collaboration agreement for the development and commercialization of enzymes for the animal feed market.

     At December 31, 2004 and 2003, the Company had amounts due from Danisco of $2,300 and $1,411, respectively. At December 31, 2004 and 2003, the Company had amounts due to Danisco of $360 and $505, respectively.

     The Company had outstanding relocation-related notes receivable with balances totaling $200 and $3,400 from officers of the Company at December 31, 2004 and 2003, respectively. The notes are non-interest bearing and are due at the conclusion of five years from the date of issuance. Accordingly, interest income is imputed at 3.97% per year on the notes, with an offset recorded as compensation expense. The December 31, 2003 balance of $3,400 included relocation-related notes receivable from certain of its officers, including a $1,200 note from Richard J. Ranieri, Senior Vice President of Human Resources, and a $1,350 note from Raymond J. Land, Senior Vice President and Chief Financial Officer. Both of these loans commenced in 2000, were non-interest bearing and were due five years from their date of issuance. During the third quarter of 2004, the Company purchased the residences of Mr. Land and Mr. Ranieri and paid part of the purchase price of these properties by canceling the $1,350 that Mr. Land was indebted to the Company under a promissory note dated April 2000 and the $1,200 that Mr. Ranieri was indebted to the Company under a promissory note dated March 2000. The total purchase price for the Land residence was $2,825 and the total purchase price for the Ranieri residence was $2,352. The Company also paid $13 in closing costs in connection with these purchases. While third party appraisals were used to confirm that the purchase price for each residence approximated the fair market value of the property, the transactions resulted in deemed compensation of $125 to Mr. Land and $56 to Mr. Ranieri. Each of the two officers, together with his spouse, then entered into a lease with the Company for his residence providing for a lease term of up to 36 months. Mr. Ranieri and his spouse elected to terminate their residential lease with the Company in December 2004. Prior to its termination, Mr. Ranieri’s lease resulted in deemed compensation to him of $5.

     On June 6, 2003, the Company granted 47 shares of restricted common stock to certain executive officers. These restricted shares were granted at fair market value at the date of grant and the restrictions on these awards expire three years from the grant date. Deferred compensation expense of $675 was recorded in connection with these awards and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the awards.

     During November 2002, the Company granted 75 shares of restricted common stock to its chief executive officer. These restricted shares were granted at fair market value at the date of grant and the restrictions on the award expire three years from the grant date. Deferred compensation expense of $807 was recorded in connection with the award and was determined based on the number of granted restricted shares and the fair market value on the grant date. This amount was recorded as a component of stockholders’ equity and will be amortized as a charge to operations over the vesting period of the award.

     The Company also had outstanding promissory notes of $14,647 at December 31, 2001. This amount related to the exercise of stock options and purchase of restricted shares by executive officers of the Company during April 2000. In November 2001, the Company allowed these executive officers to surrender 350 vested, restricted shares to the Company at a value of $5,630, to pay principal and interest due on these notes. On August 21, 2002, in order to eliminate all stock-related loans, the Company’s executive officers surrendered 1,430 restricted shares at a value of $10.77 per share, to make full payment of the outstanding principal and accrued interest on their obligations under these notes. The Company is holding the surrendered shares as treasury stock.

17 — Supplemental Cash Flow Information

	2004	2003	2002
Interest paid	$5,306	$7,145	$9,065

Taxes paid	$1,003	$5,803	$6,244

Schedule of non-cash investing and financing activity:
Acquisition of residential properties	$2,550	$—	$—

Capital lease obligation	$1,044	$—	$—

Acquisition of treasury stock in exchange for notes and interest receivable	$—	$—	$15,202

Debt of acquired business	$—	$—	$974

Issuance of restricted stock	$—	$675	$807

Intangible assets acquired in non-cash settlement	$—	$2,850	$—

18 — Commitments and Contingencies

     The Company, from time to time, is involved in legal proceedings involving claims against the Company, which are handled and defended in the ordinary course of business. While the resolution of such litigation could have a material effect on earnings and cash flows in the year of resolution, none is currently expected to have a material adverse effect on the financial condition of the Company as of December 31, 2004.

19 — Selected Quarterly Data (unaudited)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Product revenue	$91,539	$96,173	$99,469	$102,646
Gross profit	41,074	41,142	41,103	40,759
Net income/(loss)	13,009	13,883	3,013	(3,727)
Net income available/(loss applicable) to holders of common stock	11,190	12,064	1,195	(5,546)
Basic earnings/(loss) per common share	$0.19	$0.20	$0.02	$(0.09)

Diluted earnings/(loss) per common share	$0.18	$0.20	$0.02	$(0.09)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Product revenue	$90,038	$89,744	$89,795	$92,566
Gross profit	39,197	37,958	37,699	39,806
Net income	6,520	7,619	4,099	4,570
Net income available to holders of common stock	4,701	5,800	2,281	2,751
Basic earnings per common share	$0.08	$0.10	$0.04	$0.05

Diluted earnings per common share	$0.08	$0.10	$0.04	$0.04

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter
Product revenue	$75,548	$85,470	$85,931	$82,388
Gross profit	33,430	39,374	35,661	34,489
Net (loss)/income	(1,059)	4,783	2,952	(879)
Net (loss applicable)/income available to holders of common stock	(2,878)	2,964	1,134	(2,698)
Basic (loss)/earnings per common share	$(0.05)	$0.05	$0.02	$(0.05)

Diluted (loss)/earnings per common share	$(0.05)	$0.05	$0.02	$(0.05)

20 — Collaborative Agreements

     During December 2004 the Company announced that it had signed an exclusive worldwide patent license agreement giving it the right to develop and commercialize two therapeutic product candidates for cancer from the Public Health Service and the National Cancer Institute. The two proteins, GCR-3888 and GCR-8015, are recombinant immunotoxins that specifically target cancers derived from B-cells that express the CD22 antigen. GCR-3888 is currently in Phase II clinical studies for the treatment of hairy cell leukemia (HCL). Phase I clinical testing in subsets of treatment-refractory pediatric acute lymphoblastic leukemia (pALL), chronic lymphocytic leukemia (CLL) and non-Hodgkin’s lymphoma (NHL) is also underway. GCR-8015 is an improved second-generation candidate in the investigational new drug application (IND) enabling stage of development for expanded subsets of patients with these hematologic malignancies.

     During April 2003, the Company announced that it had exceeded the project goal of its contract with NREL to further the development of an economically-viable enzymatic process for converting biomass to ethanol. Expanding on the Company’s research in this area, the Company announced in September 2003, that Cargill Dow LLC, now known as NatureWorks, LLC, had named the

Company as its development partner to create advanced enzyme systems for a biomass project supported by the U.S. Department of Energy.

     During 2003, the Company amended its strategic alliance with Seattle Genetics, Inc., which was formed in January 2002 to jointly discover and develop a class of cancer therapeutics. Under the modified terms of the alliance, the companies extended the term of the collaboration by two additional years and the Company obtained a non-exclusive license to Seattle Genetics’s proprietary antibody-directed enzyme prodrug therapy (ADEPT) technology for use with multiple targets. The companies have the option to either co-develop or independently develop products utilizing the other party’s technology, subject to the payment of fees, milestones and royalties on net sales of independent products. In July 2003, the Company made a payment of $500 to Seattle Genetics in accordance with this amended agreement. During 2002, the Company made an equity investment in Seattle Genetics of $3,000 and made a $500 payment in accordance with the original agreement.

     During January 2002, the Company entered into a two-year extendable collaboration agreement with The Johns Hopkins University for the research of therapeutic vaccines and other immunotherapies targeting cancers and oncogenic viruses. Under the agreement, the Company received worldwide licenses to certain proprietary technologies as well as exclusive commercialization rights to any products developed through the agreement. This collaboration required the Company to pay an upfront license fee as well as annual royalties. The agreement also requires certain research and development funding and has potential for additional milestone payments and royalties on future product sales. This collaboration ended in 2004.

     During October 2002, the Company and the University of Leicester announced that they would participate in a collaboration for microbial biotechnology between the European Union (EU) and the People’s Republic of China. The three-year project funded by the European Commission Fifth Framework Program strives to identify metabolic and genetic diversity as a source of new and valuable products.

21 — Subsequent Events

     On January 27, 2005, the Company entered into an Acquisition Agreement (the Acquisition Agreement) with Danisco A/S (Danisco) and DH Subsidiary Inc., an indirect wholly-owned subsidiary of Danisco (Acquisition Sub), providing for a cash tender offer (the Offer) to acquire all of the outstanding shares of common stock of the Company not otherwise owned by Danisco or its subsidiaries for $19.25 per share, net to the seller in cash, to be followed by a merger (the Merger) of Acquisition Sub with and into the Company, with the Company to continue as the surviving corporation. A Special Committee comprised solely of the Company’s independent directors, and the Company’s Board of Directors, each has determined that the Offer and the Merger are fair to, and in the best interests of, the Company’s stockholders (other than Danisco, Eastman and their respective affiliates).

     In connection with the Acquisition Agreement, Danisco has entered into a definitive stock purchase agreement with Eastman Chemical Company (Eastman), the holder of approximately 25 million shares of the Company’s common stock and 485 shares of the Company’s series A preferred stock, under which Danisco will acquire all of the outstanding shares of the Company’s common stock held by Eastman for $15 per share in cash and all of the outstanding shares of the Company’s series A preferred stock held by Eastman for $44 million in cash. In the stock purchase agreement with Danisco, Eastman has agreed not to tender in the tender offer the shares of the Company’s common stock held by Eastman.

     The Acquisition Agreement is subject to certain conditions, including the tender of a majority of the outstanding shares of the Company’s common stock other than those held by Danisco, Eastman, the officers and directors of the Company and its subsidiaries and the respective affiliates of each of the foregoing, receipt of regulatory approvals and other conditions set forth in the Acquisition Agreement. Subject to those conditions, the Company currently expects the acquisition to be completed by May 31, 2005.

     If consummated, at the effective time of the Merger, all outstanding stock options, stock appreciation rights, shares of restricted stock and restricted stock units outstanding under the Company’s 2002 Omnibus Incentive Plan and its predecessor plan, whether or not such awards have otherwise become vested or exercisable, will be cashed out in a lump sum payment based upon the price of $19.25 or such higher price as may be paid pursuant to the Offer. In certain instances, a “change in control price” may be payable under the applicable plan if that price is higher than the price paid in the Offer. During the pendency of the Offer, we have suspended the right to exercise stock options.

Financial Statement Schedules

     Schedule II — Valuation and Qualifying Accounts

SCHEDULE II

GENENCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions	Deductions/	Balance at
	Beginning	Charged to	Amounts	End
	of Period	Earnings	Written Off	of Period
	(Amounts in thousands)
Year Ended December 31, 2004
Deducted in the Consolidated Balance Sheet:
From current assets:
Trade accounts receivable, allowance for doubtful accounts	$(2,034)	$(166)	$(43)	$(2,243)
Reserve for obsolete and slow moving inventory and lower of cost or market adjustments	(2,764)	(3,076)	3,074	(2,766)

Total	(4,798)	(3,242)	3,031	(5,009)

Deferred tax valuation allowance	(6,617)	(2,067)	233	(8,451)

From current liabilities:
Restructuring reserves	(447)	—	(447)	—

Year Ended December 31, 2003
Deducted in the Consolidated Balance Sheet:
From current assets:
Trade accounts receivable, allowance for doubtful accounts	$(2,770)	$(838)	$1,574	$(2,034)
Reserve for obsolete and slow moving inventory and lower of cost or market adjustments	(2,679)	(3,084)	2,999	(2,764)

Total	(5,449)	(3,922)	4,573	(4,798)

Deferred tax valuation allowance	(2,929)	(3,711)	23	(6,617)

From current liabilities:
Restructuring reserves	(805)	—	358	(447)

Year Ended December 31, 2002
Deducted in the Consolidated Balance Sheet:
From current assets:
Trade accounts receivable, allowance for doubtful accounts	$(2,628)	$(557)	$415	$(2,770)
Reserve for obsolete and slow moving inventory and lower of cost or market adjustments	(1,789)	(1,205)	315	(2,679)

Total	(4,417)	(1,762)	730	(5,449)

Deferred tax valuation allowance	(1,320)	(1,609)	—	(2,929)

From current liabilities:
Restructuring reserves	(234)	(16,427)	15,856	(805)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

     Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting consists of procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in any control system, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

Jean-Jacques Bienaimé

     Jean-Jacques Bienaimé, age 51, is Genencor’s Chairman, Chief Executive Officer and President. Mr. Bienaimé was appointed Genencor’s Chief Executive Officer and President in November 2002 and Genencor’s Chairman in April 2003. Prior to joining Genencor, Mr. Bienaimé was Chairman, President and Chief Executive Officer of SangStat Medical Corporation. He became President of SangStat Medical Corporation in 1998 and Chief Executive Officer in 1999. Prior to joining SangStat Medical Corporation, Mr. Bienaimé held various management positions from 1992 to 1998, including Senior Vice President of Corporate Marketing and Business Development, and Vice President and General Manager of the advanced therapeutic and oncology division, with Rhône-Poulenc Rorer Pharmaceuticals (now known as Aventis). Mr. Bienaimé currently serves on the boards of directors of Aerogen, Inc., NeurogesX, Inc., Saegis Pharmaceuticals, Inc. and the Biotechnology Industry Organization. Mr. Bienaimé has been a director of our company since 2002 and his current term expires in 2006.

Soren Bjerre-Nielsen

     Soren Bjerre-Nielsen, age 52, is currently Executive Vice President and Chief Financial Officer of Danisco, a position he has held since 1995, and has been a member of the Danisco Executive Board since 1995. Prior to joining Danisco, Mr. Bjerre-Nielsen was a partner at Deloitte & Touche. Mr. Bjerre-Nielsen serves on the boards of directors of Carlsberg Breweries A/S, VKR Holding A/S, VELUX A/S and the Central Bank of Denmark. Mr. Bjerre-Nielsen has been a director of our company since 1999 and his current term expires in 2005.

Bruce C. Cozadd

     Bruce C. Cozadd, age 41, is Executive Chairman of Jazz Pharmaceuticals, Inc., a company he co-founded in 2003. Prior to this, Mr. Cozadd was with ALZA Corporation from 1991 through 2001, during which time he held various management positions, including Executive Vice President and Chief Operating Officer and Senior Vice President and Chief Financial Officer. Mr. Cozadd also serves on the board of directors of Cerus Corporation. Mr. Cozadd has been a director of our company since 2000 and his current term expires in 2006.

Theresa K. Lee

     Theresa K. Lee, age 52, is Senior Vice President, Chief Legal Officer and Corporate Secretary of Eastman, a position she has held since 2002. Ms. Lee has held various positions since joining Eastman in 1987, including Senior Vice President, General Counsel and Secretary from 2000 to 2002, Vice President, Secretary and Associate General Counsel of Eastman from 1997 to 2000, and Assistant Secretary and Assistant General Counsel, Legal Department – Corporate Group from 1995 to 1997. Ms. Lee has been a director of our company since 2002 and her current term expires in 2007.

Robert H. Mayer

     Robert H. Mayer, age 61, is currently Executive Vice President of Danisco, a position he has held since 1999. Dr. Mayer joined Danisco in 1981 and has been a member of its Executive Board since 1999. Dr. Mayer was the President of Danisco USA from 1981 until 1999. Dr. Mayer has been a director of our company since 1999 and his current term expires in 2007.

Joseph A. Mollica

     Joseph A. Mollica, age 64, serves as chairman of the board of directors of Pharmacopeia Drug Discovery, Inc. Dr. Mollica served as Chairman and Chief Executive Officer of Pharmacopeia, Inc. from 1994 to 2004 and was President of Pharmacopeia, Inc. from 1996 to 2004. From 1987 to 1993, Dr. Mollica was employed by the DuPont Merck Pharmaceutical Company where, from 1991 to 1993, he served as President and CEO, and previously as Vice President, Medical Products for DuPont. At Ciba-Geigy, where he was employed from 1966 to 1986, he served in a variety of positions of increasing responsibility rising to Senior Vice President of Ciba-Geigy’s Pharmaceutical Division. Dr. Mollica also serves as chairman of the board of directors of Neurocrine Biosciences, Inc., and also serves on the board of directors of Linguagen Corp. Dr. Mollica has been a director of our company since 2000 and his current term expires in 2005.

Gregory O. Nelson

     Gregory O. Nelson, age 53, is currently Senior Vice President and Chief Technology Officer of Eastman, a position he has held since 2003. Dr. Nelson is responsible for worldwide research, development and technical service for Eastman’s businesses. Dr. Nelson has held various research and management positions since joining Eastman in 1982, including Vice President and Chief Technology Officer from 2001 to 2003, Vice President of Polymers Technology from 1997 to 2001, Director of Polymers Research Division from 1995 to 1997, Director of the Physical and Analytical Chemistry Research Division from 1994 to 1995, Technology Manager for Polymer Modifiers Business from 1993 to 1994, and Manager, Technology Core Competence from 1992 to 1993. Dr. Nelson also serves on the board of directors of Eastman Credit Union. Dr. Nelson has been a director of our company since 2002 and his current term expires in 2005.

Norbert G. Riedel

     Norbert G. Riedel, age 47, is Senior Vice President and Chief Scientific Officer of Baxter International Inc. Prior to this appointment, he was President of the Recombinant Strategic Business Unit of Baxter Hyland Immuno, a division of Baxter Healthcare Corporation, a position he had held since 1998. Prior to joining Baxter, Dr. Riedel served as the Head of Global Biotechnology and Global Core Research Functions at Hoechst Marion Roussel, Inc. (now Aventis). Dr. Riedel currently serves on the boards of directors of Oscient Pharmaceuticals Corporation and Medigene AG. Dr. Riedel has been a director of our company since 2000 and his current term expires in 2006.

James P. Rogers

     James P. Rogers, age 53, is currently Executive Vice President of Eastman, which he joined in 1999. Mr. Rogers previously served as Senior Vice President and Chief Financial Officer of Eastman. Mr. Rogers also currently serves as President of Eastman Division, of which he previously served as Chief Operations Officer. From 1992 until 1999, Mr. Rogers held various positions at GAF Corporation and International Specialty Products, Inc., including, from 1993 to 1999, Executive Vice President and Chief Financial Officer of GAF Corporation and of certain affiliated and successor entities of GAF, including G-I Holdings, Inc . (1) Mr. Rogers also serves on the board of directors of Lord Corporation. Mr. Rogers has been a director of our company since 1999 and his current term expires in 2005.

Jorgen Rosenlund

     Jorgen Rosenlund, age 49, is Vice President, Group General Counsel of Danisco, a position he has held since January 2003. Since joining Danisco A/S in 1992, Mr. Rosenlund has held a variety of positions, including Vice President and Deputy Group General Counsel from 1999 to 2003, Vice President (Head of Legal Department) from 1996 to 1999, and Vice President, Danisco Sugar A/S from 1994 to 1996. Mr. Rosenlund has been a director of our company since 2003 and his current term expires in 2007.

(1)	On January 5, 2001, G-I Holdings, Inc. announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey to resolve asbestos liability claims. This information is included pursuant to the SEC’s rules, which require the description of the filing of a petition in bankruptcy during the past five years by any corporation of which a director of Genencor was an executive officer within two years before the time of such filing.

Executive Officers

Jean-Jacques Bienaimé

     Jean-Jacques Bienaimé, age 51, has been Genencor’s Chief Executive Officer and President since November 2002 and Genencor’s Chairman since April 2003. Further information about Mr. Bienaimé is set forth above under “Board of Directors.”

Michael V. Arbige

     Michael V. Arbige, age 50, is Genencor’s Senior Vice President, Technology, a position he has held since 1999. Since joining Genencor in 1990, he has served variously as Vice President of Research, Vice President of Development, Senior Scientist and Director of Fermentation and Recovery.

Carole Beth Cobb

     Carole Beth Cobb, age 47, is Genencor’s Senior Vice President, Global Supply, a position she has held since 1999. Ms. Cobb joined Genencor in 1990 and has served in various capacities, including Vice President of Global Manufacturing from 1997 until 1999, Plant Manager of Genencor’s Cedar Rapids, Iowa facility from 1995 until 1997, and Director, Business Development from 1990 until 1995. Before joining us, Ms. Cobb spent more than nine years at Eastman Kodak Company, where she was a research engineer and product manager in the biotechnology area.

Mark A. Goldsmith

     Mark A. Goldsmith, age 42, is Genencor’s Senior Vice President, Health Care, a position he has held since June 2003. Since joining Genencor in 2001, Dr. Goldsmith served as Vice President of Health Care and Vice President of Molecular Medicine Strategy. Dr. Goldsmith was previously on the faculty of the University of California at San Francisco from 1993 to 2003 (without compensation) and the Gladstone Institute of Virology and Immunology from 1993 until 2001 on a full-time basis and from 2001 to 2003 as a visiting scientist.

Margaret A. Horn

     Margaret A. Horn, age 42, is Genencor’s Senior Vice President, General Counsel and Secretary, a position she has held since June 2004. Ms. Horn joined Genencor in 1991 and has served in various capacities, including Vice President, Assistant General Counsel from 1996 until 2004 and General Patent Counsel from 1992 until 1996.

Raymond J. Land

     Raymond J. Land, age 60, is Genencor’s Senior Vice President and Chief Financial Officer, a position he has held since joining Genencor in 1997. Mr. Land, a certified public accountant, has more than 31 years of experience in financial and general management positions, including nine years with Coopers & Lybrand. From 1991 until 1996, he was Senior Vice President and Chief Financial Officer of The West Pharmaceutical Services Company. Prior to that, he was General Manager of a food division and held various financial positions at Campbell Soup Company.

Thomas J. Pekich

     Thomas J. Pekich, age 56, is Genencor’s Group Vice President, Bioproducts, a position he has held since 1999. Mr. Pekich served as Genencor’s Vice President of Grain Processing and Specialties from 1995 until 1999, and Genencor’s Vice President for North American Manufacturing and Plant Manager of Genencor’s Cedar Rapids, Iowa facility from 1992 until 1995. Before joining Genencor in 1990, Mr. Pekich spent more than 15 years at Eastman Kodak Company in a variety of assignments and played a major role in establishing Kodak’s bioproducts site in Cedar Rapids, which opened in 1991 as a Genencor facility.

Richard J. Ranieri

     Richard J. Ranieri, age 53, is Genencor’s Senior Vice President, Human Resources, a position he has held since 1993. Prior to joining us, Mr. Ranieri spent more than 15 years with GlaxoSmithKline, a worldwide health care company, in various human resource positions at the corporate and divisional levels.

Audit Committee

     The current members of the audit committee are Mr. Cozadd (Chair), Dr. Mollica and Dr. Riedel, each of whom the Genencor Board of Directors (the Genencor Board) has determined is independent pursuant to the National Association of Securities Dealers’ listing standards for the Nasdaq Stock Market and applicable SEC rules. The Genencor Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The Genencor Board has designated Mr. Cozadd, the audit committee’s chairman, as an “audit committee financial expert” as defined under applicable SEC rules. The audit committee serves as an independent and objective party to monitor Genencor’s financial reporting process and internal control system; retains, pre-approves audit and non-audit services to be performed by, and directly consults with Genencor’s independent registered public accountants; reviews and appraises the efforts of Genencor’s independent registered public accountants; and provides an open avenue of communication among Genencor’s independent registered public accountants, financial and senior management and the Genencor Board. The audit committee acts pursuant to a written charter, which was amended by the Genencor Board in 2004 to comply with the Sarbanes-Oxley Act of 2002, as well as the rules and regulations of the SEC and the National

Association of Securities Dealers. A copy of the audit committee charter, which more specifically sets forth the duties and responsibilities of the audit committee, was attached as Appendix A to Genencor’s 2004 proxy statement, filed with the SEC on April 16, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Genencor’s directors, officers and greater-than-10% stockholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in us. For purposes of Section 16(a), Genencor’s “officers” currently consist of the executive officers listed above and Darryl L. Canfield, Genencor’s Vice President and Corporate Controller. During 2004, all of Genencor’s directors, officers and greater-than-10% stockholders complied in a timely manner with the filing requirements of Section 16(a) of the Exchange Act, except that in February 2005 Dr. Riedel filed a Form 5 to report (i) his beneficial ownership of certain shares that were inadvertently omitted from his initial report on Form 3 and (ii) one transaction that was inadvertently not reported on a Form 4. In making these statements, Genencor has relied on the written representations of Genencor’s directors, officers and greater-than-10% stockholders and copies of the reports that they have filed with the SEC.

Code of Ethics

     Genencor has adopted a code of conduct that applies to its directors, officers and employees, which is attached to this Report as Exhibit 14.1.

Item 11. Executive Compensation

     The named executives shown on the following table were Genencor’s Chief Executive Officer during 2004, a former executive officer, and Genencor’s four other highest paid executive officers during 2004 (the Named Executive Officers and each a Named Executive Officer).

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
				Other		Securities
				Annual	Restricted	Underlying	LTIP	All Other
				Compen-	Stock	Options/SARs	Payouts	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	sation($)(1)	Awards($)(2)	(#)	($)	($)(3)
Jean-Jacques Bienaimé	2004	$540,346	$370,900	$24,073	$0	120,000	$0	$30,622
Chairman, Chief Executive	2003	525,000	425,000	16,911	0	0	0	23,914
Officer and President	2002	76,731	175,000	0	807,000	550,000	0	0

Stuart L. Melton	2004	337,888	172,800	263,803	0	0	0	113,105
Senior Vice President,	2003	324,593	86,468	104,700	113,256	50,000	0	28,596
General Counsel and	2002	315,000	102,159	105,028	0	214,249	0	19,977
Secretary(4)

Michael V. Arbige	2004	318,134	162,100	10,594	0	50,000	0	20,138
Senior Vice President,	2003	304,500	78,233	15,609	123,420	55,000	0	18,792
Technology	2002	285,000	89,178	9,172	0	195,934	0	19,775

Raymond J. Land	2004	313,953	160,000	252,487	0	60,000	0	158,944
Senior Vice President	2003	300,501	79,536	225,448	117,612	52,000	0	27,209
and Chief Financial	2002	289,750	94,630	216,200	0	214,249	0	19,482
Officer

Thomas J. Pekich	2004	265,174	160,100	15,263	0	60,000	0	25,138
Group Vice President,	2003	253,750	92,143	11,485	117,612	52,000	0	24,184
Bioproducts	2002	244,600	105,013	7,372	0	206,817	0	28,856

Richard J. Ranieri	2004	268,673	136,800	191,722	0	45,000	0	76,059
Senior Vice President,	2003	257,000	67,870	205,143	101,640	45,000	0	18,918
Human Resources	2002	247,250	105,611	193,562	0	214,249	0	17,043

     (1) Includes perquisites such as housing cost supplements originally granted pursuant to Genencor’s senior executive relocation policy that were frozen by Genencor’s Management Development and Compensation Committee in 2003 (2004 amounts: Mr. Land -

$32,400, Mr. Melton — $15,231, and Mr. Ranieri — $27,600), tax preparation fees, executive physicals, club and conference center dues and spousal travel as well as tax reimbursement payments (2004 amounts: Mr. Bienaimé — $16,073, Mr. Melton — $94,097, Dr. Arbige — $7,594, Mr. Land - $160,202, Mr. Pekich — $11,980, and Mr. Ranieri — $99,832), imputed interest on interest-free loans (2004 amounts: Mr. Melton — $15,306, Mr. Land — $57,668, and Mr. Ranieri — $51,948) and payments of earnings with respect to long-term incentive plans (2004 amounts: Mr. Melton — $127,920 for the early vesting on December 31, 2004 of 7,800 shares of restricted stock pursuant to the terms of his Severance Agreement).

     (2) The amount shown reflects shares of restricted stock issued to Mr. Bienaimé under his employment agreement, and the dollar value shown represents the aggregate fair market value of the shares on the date of the award. The aggregate fair market value of the shares of restricted stock held as of December 31, 2004 (based on closing market price on such date of $16.40 per share) was $1,230,000. Mr. Melton, Dr. Arbige, Mr. Land, Mr. Pekich and Mr. Ranieri each received a restricted stock grant in 2003, and the dollar value shown represents the aggregate fair market value of the shares on the date of the award. The aggregate fair market value of the shares of restricted stock held as of December 31, 2004 (based on closing market price on such date of $16.40 per share) was $127,920 for Mr. Melton, $139,400 for Dr. Arbige, $132,840 for Mr. Land, $132,840 for Mr. Pekich and $114,800 for Mr. Ranieri. All of these shares of restricted stock will vest three years from date of grant. Mr. Bienaimé, Dr. Arbige and Mr. Pekich have converted their stock awards to restricted stock units.

     (3) In 2004, includes (a) life insurance premiums paid to Mr. Bienaimé — $12,577, Mr. Melton - $76,371, Dr. Arbige — $6,723, Mr. Land — $20,846, Mr. Pekich — $12,838 and Mr. Ranieri — $6,718; (b) long term disability premiums (Mr. Bienaimé — $5,745, Mr. Melton — $1,866, Dr. Arbige — $1,115, Mr. Land — $798 and Mr. Ranieri — $241); (c) year-end defined contributions under Genencor’s 401(k) plan ($6,150 for each Named Executive Officer); (d) employer match contributions under Genencor’s 401(k) plan ($6,150 for each Named Executive Officer); (e) transition costs for Mr. Melton’s retirement totaling $22,569 for passport renewal fees, transition counseling, closing cost of California home and home office equipment; and (f) deemed compensation to Mr. Land of $125,000 on the purchase of his residence by Genencor in 2004 and deemed compensation to Mr. Ranieri of $56,800 on the purchase of his residence by Genencor and his subsequent lease of that property from Genencor in 2004.

     (4) Mr. Melton resigned his position as Genencor’s General Counsel and Secretary effective June 15, 2004 and retired effective December 31, 2004.

Stock Options

     Shown below is information on grants of stock options to the Named Executive Officers during 2004. Genencor granted no stock appreciation rights (SARs) to the Named Executive Officers during 2004.

Option/SAR Grants in 2004

	Individual Grants				Grant Date
					Value
		Percent of
	Number of	Total
	Securities	Options/SARs	Exercise		Grant Date
	Underlying	Granted to	or Base		Present
	Options/SARS	Employees in	Price	Expiration	Value
Name	Granted(#)	Fiscal year	($/Sh)	Date	($)(1)
Jean-Jacques Bienaimé	120,000	7.71%	$16.23	12/9/2014	$588,000
Stuart L. Melton	0	0	0	0	0
Raymond J. Land	60,000	3.86%	$16.23	12/9/2014	$294,000
Michael V. Arbige	50,000	3.21%	$16.23	12/9/2014	$245,000
Thomas J. Pekich	60,000	3.86%	$16.23	12/9/2014	$294,000
Richard J. Ranieri	45,000	2.89%	$16.23	12/9/2014	$220,000

     (1) The hypothetical grant date present value for the options granted during 2004 is presented pursuant to the rules of the SEC and is calculated under the modified Black-Scholes Model for pricing options, a mathematical formula used to value options traded on the stock exchange. This formula considers a number of factors in forecasting an option’s present value. Factors used to value the options shown on the table include the expected volatility rate of the shares underlying the options (31.5%), risk free rate of return (3.55%), projected time of exercise (four years) and projected risk of forfeiture rate for vesting period (0% per annum). The actual before-tax amount, if any, realized upon the exercise of stock options will depend upon the excess, if any, of the market price of the common stock over the exercise price per share of the common stock at the time an option is exercised. The hypothetical grant date present value of the options reflected on this table may not be realized.

Stock Option/SAR Exercises and Fiscal Year-End Value Table

     Shown below is information with respect to option and SAR exercises by the Named Executive Officers during 2004 and unexercised options and SARs held by them at the end of 2004.

Aggregated Option/SAR Exercises in 2004
and Fiscal Year-End Option/SAR Values

	Shares		Number of Securities
	Acquired	Value	Underlying Unexercised		Value of Unexercised in-the-
	on Exercise	Realized	Options/SARs at Fiscal		Money Options/SARs at Fiscal
Name	(#)	($)	Year-End (#)		Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jean-Jacques Bienaimé	0	$0	366,666	303,334	$2,067,996	$1,054,404
Stuart L. Melton	0	$0	210,915	33,334	$1,124,954	$62,668
Raymond J. Land	0	$0	161,042	94,667	$841,668	$75,374
Michael V. Arbige	0	$0	214,267	86,667	$1,137,574	$77,434
Thomas J. Pekich	0	$0	224,150	94,667	$1,196,966	$75,374
Richard J. Ranieri	0	$0	229,249	75,000	$1,234,422	$64,050

Pension Plan Table

     The following table sets forth the estimated annual benefits payable on a single-life annuity basis on retirement at age 65 pursuant to Genencor’s retirement plan to participating employees, including officers, in specified compensation and years of service classifications. The credited years of service for Messrs. Melton, Ranieri, Land, Pekich and Dr. Arbige are 7, and Mr. Bienaimé is 2.166. Benefits are determined based upon average total salary for the five consecutive years of highest compensation during the 10 years preceding retirement.

Average	Years of Service
Compensation	5	10	15	20	25	30	35
$ 100,000	3,828	7,465	11,102	14,451	17,896	20,959	24,213
125,000	4,785	9,331	13,877	18,064	22,371	26,199	30,266
150,000	5,742	11,197	16,652	21,677	26,845	31,438	36,319
175,000	6,699	13,063	19,428	25,290	31,319	36,678	42,372
>205,000	7,848	15,303	22,758	29,625	36,688	42,966	49,636

     Under the terms of the plan, estimated annual benefits payable on a single-life annuity basis on retirement at age 65 for Mr. Melton will be $33,176, Mr. Ranieri will be $35,470, Mr. Land will be $27,725, Dr. Arbige will be $43,269, Mr. Pekich will be $31,716, and Mr. Bienaimé will be $24,066.

     As noted above, benefits are computed on a single-life annuity basis, and the benefits are not subject to deduction for Social Security or other offsets.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     On July 8, 2004, Genencor amended its employment agreement with Jean-Jacques Bienaimé, Genencor’s Chairman, Chief Executive Officer and President. The employment agreement provides for an annual salary of $546,000 and provides that Mr. Bienaimé’s salary may be increased from time to time by action of the Genencor Board or by the Management Development and Compensation Committee (MDCC) and that these increases constitute amendments to Mr. Bienaimé’s employment agreement. Mr. Bienaimé is entitled to participate in all of Genencor’s insurance, pension, retirement, deferred compensation, stock and stock option, stock purchase or similar compensation and benefit plans and programs. Mr. Bienaimé is also entitled to cash payments to cover the costs of an annual physical not covered by health insurance benefits and the costs of financial planning and income tax preparation services. In addition, Genencor has agreed to maintain for his benefit a fully-paid whole life insurance policy with a stated death benefit of $500,000. In the event that Genencor terminates Mr. Bienaimé’s employment without cause or in the event that Mr. Bienaimé resigns due to a constructive removal, a forced relocation, a decrease in salary or benefits or Genencor’s breach of the agreement, he will receive severance in the form of continued compensation for 24 months at his then current annual salary rate, a cash bonus under Genencor’s variable pay plan, continuation of company-paid benefits for 24 months, and customary executive outplacement services limited to $18,000.

     Further, in the event Genencor terminates Mr. Bienaimé’s employment without cause following a change in Genencor’s ownership or control in which more than 50 percent of Genencor’s outstanding shares of common stock are acquired by an unaffiliated third party (an Unaffiliated Change-in-Control), in lieu of the foregoing severance, he will receive an enhanced severance (Enhanced Severance) in the form of continued cash compensation for 30 months equal to the sum of his then current annual salary rate plus bonus at 100 percent of target, continuation of company-paid benefits for 30 months, the monetary equivalent of the crediting of an additional five years of service to the pension plan and immediate eligibility for retiree medical plan for purposes of determining benefits payable under these plans, a cash payment of $18,000 for customary executive outplacement services, a cash payment for the cost of annual physical examinations in the year of termination and for two additional years thereafter which are not covered by health insurance benefits, a fully-paid whole life insurance policy with a stated death benefit of $500,000, a cash payment intended to cover the out of pocket expenses incurred by Mr. Bienaimé annually for state and federal income tax return preparation for the year of termination and two additional years, Genencor’s annual contribution to his 401(k) Plan account for the year in which termination occurs, and a full year’s credit towards his benefits under Genencor’s pension plan. In addition to the Enhanced Severance, Mr. Bienaimé would be eligible for a discretionary bonus, if granted, in connection with an Unaffiliated Change-in-Control and would be entitled to receive an additional payment to reimburse Mr. Bienaimé for any excise tax otherwise payable by him as a result of the Enhanced Severance. Also, certain benefits included in the agreement are to be supplemented by Genencor to compensate Mr. Bienaimé for taxes payable on such benefit. In either severance event, Genencor would compensate Mr. Bienaimé for the applicable 24 or 30 month period, respectively, if his employment is terminated due to a permanent disability.

     In July 2004, Genencor also entered into employment agreements with each of its executive officers. These employment agreements each have a one year term with automatic one year renewals unless otherwise agreed, with bonus compensation to be determined by the Genencor Board or MDCC. Each executive officer’s salary may be increased from time to time by action of the MDCC, and these increases constitute amendments to his or her employment agreement. Each executive officer is entitled to participate in all of Genencor’s insurance, pension, retirement, deferred compensation, stock and stock option, stock purchase or similar compensation and benefit plans and programs. In the event that Genencor terminates an executive officer’s employment without cause, or in the event that the executive officer resigns due to a constructive removal, a forced relocation, a decrease in salary or benefits or Genencor’s breach of the agreement, he or she will receive severance in the form of continued compensation for 18 months at his or her then current annual salary rate, a cash bonus under the Genencor’s variable pay plan, continuation of company-paid benefits for 18 months, and outplacement services of $18,000. As with Mr. Bienaimé, each executive officer is also eligible to receive the Enhanced Severance termination compensation for 30 months in lieu of the foregoing severance, except that the whole life insurance policy stated death benefit shall be $300,000. In addition to the Enhanced Severance, the executive officers would be eligible for a discretionary bonus, if granted, in connection with an Unaffiliated Change-in-Control and would be entitled to receive an additional payment to reimburse them for any excise tax otherwise payable by them as a result of the Enhanced Severance. Genencor will continue to compensate each of these individuals for the applicable 18 or 30-month-period, respectively, if that person’s employment is terminated due to a permanent disability. In addition, for the two executive officers currently receiving declining housing supplements, at levels which were frozen in 2003, these officers would continue to receive such payments for the applicable 18 or 30-month period described above.

     Genencor entered into an Employment and Separation Agreement with Mr. Melton on May 28, 2004 whereby Mr. Melton agreed to resign as Genencor’s General Counsel and Secretary effective on June 15, 2004 and to retire from active employment with Genencor effective as of December 31, 2004.

     Mr. Melton continued as a full time employee from the date of the agreement through his retirement date with full salary and benefits, including participation in Genencor’s bonus plan, the variable pay plan, for 2004. Pursuant to this Employment and Separation Agreement, Genencor also agreed, among other things, that Genencor would (a) continue Mr. Melton’s salary and benefits for a period of 24 months after retirement, (b) accelerate the vesting of Mr. Melton’s restricted stock award of 7,800 shares originally granted on June 6, 2003 to coincide with his retirement date, (c) provide Mr. Melton with a payment on January 1, 2005 equal to the value of five additional years of credited service under Genencor’s pension plan, the income replacement plan, (d) provide Mr. Melton with his fully-paid whole life insurance policy with a stated death benefit of $300,000, (e) pay Mr. Melton specific sums for his tax preparation for 2004 and 2005, transitional retirement and financial planning services, and annual executive check-ups for 2004 and 2005, and (f) reimburse Mr. Melton for the closing costs, excluding realtor commissions, on the sale of his residence in Palo Alto, California. The Employment and Separation Agreement further provides that Mr. Melton shall receive “enhanced termination compensation” benefits in the event Genencor consummates a change in control transaction with an unaffiliated third party during 2004 or 2005, which transaction entitles Mr. Melton’s successor to such enhanced termination compensation under the terms of the successor’s then-current employment agreement.

Report of Management Development and Compensation Committee

Executive Compensation Philosophy

     The fundamental compensation philosophy of the Genencor Board is that there should be a substantial and meaningful connection between executive compensation and stockholder value. Under the supervision of the MDCC, which is comprised of independent directors and which also administers many of Genencor’s benefit plans, Genencor has developed and implemented compensation policies, plans and programs designed to enhance Genencor’s performance as well as increase stockholder value by aligning closely the financial interests of Genencor’s executive officers with those of Genencor’s stockholders. In furtherance of these goals, annual base salaries are intended to serve as only a portion of an executive’s total achievable compensation. The Genencor Board believes that attracting and retaining executives of high quality is essential to Genencor’s growth and success. The Genencor Board further believes that Genencor’s long-term success is enhanced by a comprehensive compensation program that includes different types of incentives for motivating executives and rewarding outstanding contributions, including awards that link compensation to applicable measures of Genencor’s performance. Genencor relies to a large degree on annual and long-term incentive compensation to attract and retain executives of outstanding ability and to motivate them to perform to the full extent of their abilities. Both the annual and long-term components of the incentive compensation policy are closely tied to Genencor’s performance, profitability and stockholder value. In years of outstanding achievement, executive officers will be substantially rewarded for their respective contributions to Genencor’s success through a combination of base salary, variable pay and stock-based incentive awards.

Executive Officer Compensation

     Genencor’s current total compensation program for executive officers consists of cash compensation in the form of base salaries and bonuses as well as long-term incentives, all of which are described below.

Base Salaries

     Base salaries are fixed at levels that the MDCC believes to be generally competitive with amounts paid to highly qualified senior executives at other similarly-sized companies engaged in businesses similar to ours. Salaries are reviewed on an annual basis in the first quarter and may be increased based on the individual’s position relative to competitive market data, experience and performance and the MDCC’s consensus that the individual’s contribution has increased stockholder value.

Variable Pay Plan

     In general, Genencor intends that its annual cash compensation incentives for Genencor’s executive officers (including Genencor’s Chief Executive Officer, who receives a comparable bonus pursuant to Genencor’s Omnibus Incentive Plan described below) reflect Genencor’s belief that management’s contribution to improving Genencor’s performance and stockholder return is related to revenue and earnings. Under Genencor’s current incentive compensation program administered through Genencor’s variable pay plan, bonuses are tied to financial measures and other performance milestones established by the MDCC. The variable pay plan covers Genencor’s regular employees in the United States and certain foreign locations. Under the current variable pay plan, early each year, the Genencor Board, through the MDCC, assesses Genencor’s performance for the prior year against goals set previously for that year and makes an award determination. The target awards for plan participants, including the Named Executive Officers, range from 5% to 100% of eligible earnings, depending on each participant’s individual salary band level. For any variable pay plan participant, the actual amount of an award will be contingent upon the level of achievement by Genencor relative to pre-established goals. The variable pay plan awards for executives are currently set by the achievement of total revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) targets, as well as technology, transactional and business development milestones, with the targets recommended annually by Genencor’s management and reviewed and approved by the MDCC. Awards can vary from zero, if company goals are not met, to the amounts in excess of target if company goals are exceeded. The maximum payout achievable under the plan for exceeding total revenue and EBITDA targets for 2004 was 128%.

2002 Omnibus Incentive Plan (Omnibus Incentive Plan)

     The purpose of the Omnibus Incentive Plan is to provide motivation to selected employees, directors and consultants to put forth maximum efforts toward Genencor’s continued growth, profitability, and success. With the approval of stockholders at the 2002 Annual Meeting, the Omnibus Incentive Plan replaced the 1999 Stock Option and Stock Appreciation Right Plan as Genencor’s vehicle for providing long-term incentives.

     Under the Omnibus Incentive Plan, the MDCC has authority to grant incentive stock options to Genencor employees and nonstatutory stock options and SARs to Genencor directors, employees, consultants and advisors. The Omnibus Incentive Plan also authorizes the grant of restricted and unrestricted stock awards, restricted stock units, performance shares (which are stock or stock-based awards contingent upon attaining performance objectives during a performance period), performance units (which are units valued by reference to criteria chosen by the MDCC), and other awards established by the MDCC that are consistent with the Omnibus Incentive Plan’s purpose. The MDCC also has the authority under the Omnibus Incentive Plan to apply negative discretion to reduce the amount of an award earned or to modify the payment schedule for such award to the extent reasonably feasible for federal income tax deductibility purposes pursuant to Section 162(m) of the Internal Revenue Code.

     The MDCC administers the Omnibus Incentive Plan. Subject to the limitations set forth in the plan, the MDCC has the authority to select the eligible persons to whom Genencor may grant awards; determine the number of shares subject to options, SARs, or other awards; decide whether an option is an incentive stock option or a nonstatutory option; determine the type of consideration to be paid by a participant when exercising an option; and establish the vesting schedule of options, SARs, and other awards. In granting awards to Genencor executive officers under the Omnibus Incentive Plan, the MDCC reviews and considers the respective scope of accountability, strategic and operational goals, and anticipated performance requirements and contributions of each employee. During 2004, the MDCC granted to Genencor’s Named Executive Officers non-statutory options to purchase a total of 335,000 shares of Genencor common stock. See “Stock Options” above in this Item 11.

Employee Retirement Investment Plan

     Executive officers (and all other eligible employees) are also entitled to participate in Genencor’s employee retirement investment plan, a 401(k) plan. Genencor contributes to the plan by making a limited matching contribution to the accounts of those employees who are contributing to the plan. On an annual basis Genencor also makes an additional employer contribution on behalf of all employees who are eligible to participate. Employees do not have to contribute to the plan in order to be eligible for the additional employer contribution each year.

Nonqualified Deferred Compensation Plan

     In 2003, Genencor adopted a nonqualified deferred compensation plan permitting Genencor’s directors, executive officers, and other eligible employees to defer salary, bonus, restricted stock units and gains from the exercise of stock options. Several of Genencor’s executive officers, directors and other eligible participants elected to participate in the plan during 2004.

Employee Stock Purchase Plan

     Executive officers (and all other eligible employees) are eligible to participate in Genencor’s employee stock purchase plan, which was adopted in 2001. Under the employee stock purchase plan, employees are permitted to purchase shares of Genencor common stock that are offered for sale by Genencor. The MDCC determines a date on which an offering of shares to eligible employees will begin and a date on which the offering will end. Since the plan’s inception, the MDCC has made offerings every six months. Eligible employees may participate during an offering by enrolling in the employee stock purchase plan and authorizing specified payroll deductions of up to 15% of their base pay rate for the whole period of the offering. At the end of the offering period, the employees use their payroll deductions to purchase shares of Genencor common stock at a purchase price established under the employee stock purchase plan. During 2004, Mr. Bienaimé was the only Named Executive Officer who participated in the plan, acquiring 794 shares from his 2004 contributions.

Other Benefits

     Executive officers (and other eligible employees) are entitled to participate in a group life insurance program, which provides employees with the opportunity to purchase up to four times base salary in term life insurance (up to a maximum of $1.0 million) in addition to the two times base salary in term life insurance provided by Genencor. Executive officers also participate in a supplemental life insurance program whereby Genencor pays for the executive officer while actively employed with Genencor the annual premiums designed to provide a paid-up whole life insurance policy at age 60 in the amount of $500,000 for Genencor’s chief executive officer and $300,000 for Genencor’s other executive officers.

     Also, Genencor maintains an insured group long-term disability plan for all eligible employees. The intent of that plan is to provide a benefit equivalent of up to two-thirds of base salary. Under the program, eligible annual compensation is capped at approximately $342,000. Genencor has purchased additional long-term disability insurance for certain executive officers to supplement the long-term disability benefit for the portion of that executive officer’s compensation that is above the maximum level of the group plan.

     Genencor’s senior executive relocation policy provides that Genencor will pay or reimburse executives for certain costs of relocation. Genencor has included in this policy provisions for items such as travel and moving expenses, temporary living expenses, and tax consultation. In addition, in connection with permanent relocation of certain senior executives to Genencor’s headquarters in Palo Alto, California, Genencor previously provided certain executive officers with home down payment assistance in the form of repayable loans, declining housing supplements and home price guarantees. In 2003 and continuing through 2004, the declining housing supplements were frozen for Messrs. Land, Melton and Ranieri. Further information on these repayable loans is provided in Item 13 of this Report.

Chief Executive Officer Compensation

     The key performance measure used to determine Mr. Bienaimé’s 2004 compensation package was the Committee’s assessment of his ability and dedication to provide the leadership and vision necessary to enhance Genencor’s long-term value.

     Pursuant to his revised employment agreement (see “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in this Item 11), which was approved by the Genencor Board in 2004, Mr. Bienaimé’s annual base salary was increased to $546,000. (In March 2005, the MDCC approved an increase in Mr. Bienaimé’s salary to $568,000.) The MDCC believes that Mr. Bienaimé’s salary was set at a level that is competitive with the amounts paid to other chief executive officers with comparable qualifications, experience and responsibilities at other similarly-sized companies engaged in similar businesses.

     Consistent with Genencor’s executive compensation philosophy, Mr. Bienaimé’s total compensation package depends largely on annual and long-term incentive compensation. The annual incentive component for 2004 was made up of a cash bonus under the Omnibus Incentive Plan, paid after the end of the year and based on Genencor’s financial performance and advancement of Genencor’s strategic initiatives. The long-term component took the form of a grant of stock options under the Omnibus Incentive Plan. Both the annual and long-term incentive components of Mr. Bienaimé’s compensation were tied to corporate performance, thereby encouraging dedication to improving Genencor’s profitability and building stockholder value.

     Mr. Bienaimé’s annual incentive compensation is based upon the same financial measures and other performance milestones established by the MDCC for the variable pay plan. Mr. Bienaimé’s target award is 100% of his eligible earnings and may vary year to year from zero if company goals are not met or if performance is unsatisfactory, to an amount in excess of target if company goals are exceeded. The grant of long-term awards under the Omnibus Incentive Plan are variable and are based on both corporate and executive performance.

Policy with Respect to Qualifying Compensation Paid to Executive Officers for Deductibility Under Section 162(m) of the Internal Revenue Code

     The MDCC intends that, whenever reasonably possible, compensation paid to its managers, including its executive officers, should be deductible for federal income tax purposes. The MDCC, however, may vote to award compensation, especially to a chief executive officer, that is not fully deductible, if the MDCC determines that such award is consistent with its philosophy and is in Genencor’s best interests.

Management Development and Compensation Committee:

Norbert G. Riedel, Chair
Soren Bjerre-Nielsen
James P. Rogers

Stock Price Performance Graph

     Set forth below is a line graph comparing, (a) the cumulative stockholder return on the shares of Genencor common stock for the period beginning with the last trade of Genencor common stock on July 28, 2000 (the date of Genencor’s initial public offering) and ending on December 31, 2004, to (b) the cumulative total return of companies on the Standard & Poor’s 500 Index over such period and (c) the cumulative total return of companies on the Nasdaq Pharmaceutical Index over such period.

     Assumes $100 invested on July 28, 2000 in the shares, the companies comprising the Standard & Poor’s 500 Index and the companies comprising the Nasdaq Pharmaceutical Index. Total return assumes reinvestment of dividends.

     Genencor’s stock performance may not continue into the future with the trends similar to those depicted in the graph above. Genencor neither makes nor endorses any predictions as to its future stock performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the shares as of January 31, 2005 by:

•	each person who is known to Genencor to own beneficially more than 5% of the shares;

•	each of the officers named in the Summary Compensation Table in Item 11 of this Report;

•	each of Genencor’s directors; and

•	all of Genencor’s executive officers and directors as a group.

     Genencor has calculated beneficial ownership based on the requirements of the SEC. Unless otherwise indicated below, to the best of Genencor’s knowledge, each stockholder named in the table has sole voting and investment power with respect to all shares shown.

     The designated address of each individual listed in the table is c/o Genencor International, Inc., 925 Page Mill Road, Palo Alto, California 94304.

	Common Stock
	Beneficially Owned
	Number of
Beneficial Owner	Shares	Percentage
Eastman (1)	25,000,000	41.6%
Danisco (2)	25,000,000	41.6%
Jean-Jacques Bienaimé (3)	369,946	*
Stuart L. Melton (4)	220,803	*
Michael V. Arbige (5)	238,583	*
Raymond J. Land (6)	173,753	*
Thomas J. Pekich (7)	238,133	*
Richard J. Ranieri (8)	236,249	*
Soren Bjerre-Nielsen	2,025	*
Bruce C. Cozadd (9)	52,999	*
Theresa K. Lee	1,000	*
Robert H. Mayer (10)	1,400	*
Joseph A. Mollica (9)	52,999	*
Gregory O. Nelson	500	*
Norbert G. Riedel (11)	53,299	*
James P. Rogers (12)	17,500	*
Jorgen Rosenlund	0	*
All executive officers and directors as a group (18 persons) (13)	2,169,966	3.5%

* Less than 1.0%.

     (1) Eastman’s address is 100 N. Eastman Road, Kingsport, Tennessee 37660. Eastman and its designees, Ms. Lee, Dr. Nelson and Mr. Rogers, could be deemed to beneficially own the shares held by each other. However, they disclaim such beneficial ownership, and it is not reflected on this table.

     (2) An affiliate of Danisco, A/S PSE 38 nr. 2024, owns 25,000,000 shares. Its address is Langebrogade 1 1411 Copenhagen K, Denmark. Danisco and its designees, Mr. Bjerre-Nielsen, Dr. Mayer and Mr. Rosenlund, could be deemed to beneficially own the shares held by each other. However, they disclaim such beneficial ownership, and it is not reflected on this table. In addition, its indirect wholly-owned subsidiary, Acquisition Sub, has a right to acquire 25,000,000 shares pursuant to the Stock Purchase Agreement between Danisco, Acquisition Sub, Eastman, and Eastman Chemical Company Investments, Inc., and Danisco has a right to acquire an indeterminate number of shares pursuant to an option provided for in the Acquisition Agreement between Danisco, Acquisition Sub and Genencor.

     (3) The amount shown includes a presently exercisable option to purchase 366,666 shares and excludes 75,000 restricted stock units.

     (4) The amount shown includes 1,540 shares held by members of Mr. Melton’s family, as to which he disclaims beneficial ownership, and presently exercisable options to purchase 210,915 shares. Mr. Melton resigned his position as Genencor’s General Counsel and Secretary effective June 15, 2004 and retired effective December 31, 2004.

     (5) The amount shown includes 2,200 shares held by members of Dr. Arbige’s family, as to which he disclaims beneficial ownership, and presently exercisable options to purchase 214,267 shares. The amount shown excludes 8,500 restricted stock units.

     (6) The amount shown includes 560 shares held by members of Mr. Land’s family, as to which he disclaims beneficial ownership, and presently exercisable options to purchase 161,042 shares.

     (7) The amount shown includes 3,300 shares held by members of Mr. Pekich’s family, as to which he disclaims beneficial ownership, and presently exercisable options to purchase 224,150 shares. The amount shown excludes 8,100 restricted stock units.

     (8) The amount shown includes presently exercisable options to purchase 229,249 shares.

     (9) The amount shown consists of presently exercisable options to purchase shares.

     (10) These shares are held by a trust established for the benefit of Dr. Mayer’s spouse.

     (11) The amount shown includes 300 shares held jointly by Dr. Riedel and his spouse and presently exercisable options to purchase 52,999 shares.

     (12) These shares are owned jointly by Mr. Rogers and his spouse.

     (13) See notes (3) through (12) above. (This includes the beneficial ownership of Stuart L. Melton who resigned his position as Genencor’s General Counsel and Secretary effective June 15, 2004 and retired effective December 31, 2004.)

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,734,681	$12.35	1,867,618

Equity compensation plans not approved by security holders	—	N/A	—

Total	10,734,681	$12.35	1,867,618

Item 13. Certain Relationships and Related Transactions

Agreements with Executive Officers and Directors

     Genencor previously made interest-free loans to certain key employees to facilitate their relocation to the Palo Alto, California area, and Genencor has an outstanding loan to Dr. Goldsmith. Dr. Goldsmith is indebted to Genencor under a promissory note dated December 2001, with an outstanding principal balance of $200,000 as of January 27, 2005, which is also the largest amount outstanding on the loan at any time during 2004. In June 2004, Mr. Melton repaid in full the $650,000 that he was indebted to Genencor under a similar promissory note dated October 1999.

     During the third quarter of 2004, Genencor purchased the residences of Mr. Land and Mr. Ranieri and paid part of the purchase price of these properties by canceling the $1,350,000 that Mr. Land was indebted to Genencor under a promissory note dated April 2000 and the $1,200,000 that Mr. Ranieri was indebted to Genencor under a promissory note dated March 2000. The total purchase price for the Land residence was $2,825,000 and the total purchase price for the Ranieri residence was $2,352,000. Genencor also paid $13,000 in closing costs in connection with these purchases. While third party appraisals were used to confirm that the purchase price for each residence approximated the fair market value of the property, the transactions resulted in deemed compensation of $125,000 to Mr. Land and $56,800 to Mr. Ranieri. Each of the two officers, together with his spouse, then entered into a lease with Genencor for his residence providing for a lease term of up to 36 months. Mr. Ranieri and his spouse elected to terminate their residential lease with Genencor in December 2004. Prior to its termination, Mr. Ranieri’s lease resulted in deemed compensation to him of $4,800. The transactions described in this paragraph were reviewed and approved by the MDCC and Genencor’s audit committee.

     See Item 11 of this Report under the heading “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” for descriptions of other agreements Genencor has with its executive officers.

Commercial Relationships and Agreements with Major Stockholders

     Commercial Relationships

     Genencor has agreements with Danisco and its affiliates, including a joint development and supply agreement. During 2004, Danisco and its affiliates purchased approximately $18.7 million of products from us, and paid Genencor approximately $0.5 million in fees and royalties. In addition, during 2004, Genencor purchased approximately $10.1 million in products, including products for resale, from or through Danisco and its affiliates.

Stockholder Agreement

     Pursuant to the stockholder agreement among Genencor, Danisco and Eastman, dated July 25, 2000, as amended on February 16, 2001, November 15, 2002, April 2, 2003 and January 27, 2005 (the Stockholder Agreement), Danisco and Eastman each has the right to nominate three directors (directors nominated by Danisco and Eastman being referred to respectively as the Danisco Nominees and the Eastman Nominees). If Danisco or Eastman reduces its ownership interest to less than 20% of Genencor’s outstanding shares of common stock, then such stockholder’s nomination rights will be reduced to two directors and its nomination rights will terminate when it owns 10% or less of Genencor’s outstanding shares of common stock. In addition, Danisco and Eastman each has agreed to take such actions as are necessary to effectuate the nomination rights and to cause the Genencor Board to be comprised of 10 members, including the Danisco Nominees, the Eastman Nominees, Genencor’s chief executive officer and the remaining directors, all of whom must be persons who are not affiliates of Genencor, Danisco or Eastman.

     Pursuant to the Fourth Amendment to the Stockholder Agreement entered into on January 27, 2005 in connection with the execution of the Acquisition Agreement (the Fourth Amendment), Genencor, Danisco and Eastman agreed that the board nomination and board composition rights noted above will terminate immediately after Genencor has received written notice from Danisco (and with respect to clause (b) below only, an acknowledgement in writing from Eastman) that both of the following have occurred: (a) the purchase of and payment for any shares of common stock pursuant to its tender offer; and (b) the purchase by Danisco or its affiliates of, and payment for, shares of all the capital stock of Genencor owned by Eastman and its affiliates. The Acquisition Agreement provides that from and after the time that Danisco purchases shares of common stock pursuant to its tender offer, Danisco shall be entitled to designate individuals to serve on the Genencor Board in proportion to its holdings of shares of common stock.

     The material terms of the Stockholder Agreement are described or referred to below.

     Board Nomination Rights and Board Composition

     For a description of the provisions of the Stockholder Agreement relating to board nomination rights and board composition, see “Stockholder Agreement” above in this Item 13.

     Registration Rights

     Each of Danisco and Eastman were granted certain demand and “piggyback” registration rights that expire on August 2, 2010, unless terminated earlier in accordance with the terms of the Stockholder Agreement.

     Related Party Transactions

     Genencor, Danisco and Eastman agreed that all commercial transactions and agreements between Genencor and each of Danisco and Eastman would be negotiated and conducted on an arm’s length basis and consummated upon commercially reasonable terms. Pursuant to the Fourth Amendment, Genencor, Danisco and Eastman agreed that the Acquisition Agreement and the transactions contemplated thereby satisfied these requirements.

     Public Statements by Danisco or Eastman Concerning Genencor

     Danisco and Eastman have each agreed that they will endeavor to provide advance copies of, or in the case of oral statements, advance notice of, any public release or announcement concerning Genencor to be issued, released or made by it or any of its affiliates, in each case, at least five business days prior to such release or announcement.

     Assignment of Rights

     Danisco and Eastman cannot assign their rights, interests and obligations under the Stockholder Agreement without the written consent of Genencor.

Item 14. Principal Accountant Fees and Services

     The firm of PricewaterhouseCoopers LLP served as our independent registered public accountants for 2004.

Audit Fees

For professional services rendered by it for the audit of our annual financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other services provided in connection with statutory and regulatory filings, PricewaterhouseCoopers LLP billed us fees in the aggregate amounts of $532,000 in 2003 and $1,520,000 in 2004. Substantially all of the increase in Audit Fees in 2004 compared to 2003 is attributable to opinions on management’s assessment of and our effectiveness of internal control over financial reporting in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

     For assurance and related services rendered by it that are reasonably related to the performance of the audit or review of our financial statements, and which are not included under the caption “Audit Fees” above, PricewaterhouseCoopers LLP billed us fees in the aggregate amounts of $46,000 in 2003 and $39,000 in 2004. Audit-related services include fees for employee benefit plan audits and accounting consultations.

Tax Fees

     For tax compliance, tax advice and tax planning services rendered by it, PricewaterhouseCoopers LLP billed us fees in the aggregate amounts of $364,000 in 2003 and $291,000 in 2004. Tax services include fees for expatriate administration and expatriate tax return preparation, executive tax return preparation, domestic and international tax consultations, and international tax return preparation.

All Other Fees

     For professional services other than those described above rendered by it, PricewaterhouseCoopers LLP billed us fees in the aggregate amounts of $2,000 in 2003 and $4,000 in 2004. These fees are for access to a web-based technical accounting research tool.

     The audit committee has considered whether the provision of services described above under “All Other Fees” is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policy

     Pursuant to its charter, the audit committee is responsible for the engagement of our independent registered public accountants and for approving, in advance, all audit and non-audit services provided by our independent registered public accountants which are not prohibited by law which are deemed advisable by the audit committee and which are consistent with the need to maintain the independence of our independent registered public accountants. The pre-approval requirements are not applicable with respect to the provision of de-minimis non-audit services that are approved in accordance with the Exchange Act and our audit committee charter. The audit committee may delegate to one or more designated members of the audit committee the authority to grant required pre-approval of auditing and non-audit services. The decision of any member to whom authority is delegated shall be presented to the full audit committee at its next scheduled meeting.

     For fiscal year 2004, none of the services described in each of the above were approved by the audit committee in reliance upon the “de minimus exception” described in Section 10A(i)(1)(B) of the Exchange Act and in 17 CFR 210.2-01(c)(7)(i)(C).

PART IV.

Item 15. Exhibits and Financial Statement Schedules

     Item 15(a)(1):

Item 15(a)(2):

     The following financial statement schedule is filed as part of this Report:

Schedule II- Valuation and Qualifying Accounts

Item 15(a)(3) and 15(b):

     See Index to Exhibits

Item 15(c):

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

Genencor International, Inc.

Date: March 14, 2005	By:	/s/ Jean-Jacques Bienaimé

Jean-Jacques Bienaimé
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jean-Jacques Bienaimé Jean-Jacques Bienaimé	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2005

/s/Raymond J. Land Raymond J. Land	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ Darryl L.Canfield Darryl L. Canfield	Vice President and Corporate Controller (Principal Accounting Officer)	March 14, 2005

/s/Soren Bjerre-Nielsen Soren Bjerre-Nielsen	Director	March 14, 2005

/s/ Gregory O. Nelson Gregory O. Nelson	Director	March 14, 2005

/s/ Bruce C. Cozadd Bruce C. Cozadd	Director	March 14, 2005

/s/ Jorgen Rosenlund Jorgen Rosenlund	Director	March 14, 2005

/s/ Theresa K. Lee Theresa K. Lee	Director	March 14, 2005

/s/ Robert H. Mayer Robert H. Mayer	Director	March 14, 2005

/s/ Joseph A. Mollica Joseph A. Mollica	Director	March 14, 2005

/s/ Norbert G. Riedel Norbert G. Riedel	Director	March 14, 2005

/s/ James P. Rogers James P. Rogers	Director	March 14, 2005

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1	Acquisition Agreement among Danisco A/S, DH Subsidiary Inc. and the Company, dated as of January 27, 2005, is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2005.

(3)	Articles of Incorporation and By-laws

	3.1	Form of Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

	3.2	Form of Amended and Restated Bylaws is incorporated herein by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

(4)	Instruments defining the rights of securities holders, including indentures

	4.1	Exhibit 3.1 to this Report is incorporated herein by reference.

	4.2	Exhibit 3.2 to this Report is incorporated herein by reference.

	4.3	Form of Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

	4.4	Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 between the Company and the purchasers identified therein, dated March 28, 1996, is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

	4.5	Amendment No. 1, dated as of September 25, 1996, to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	4.6	Amendment No. 2, dated as of December 31, 1996, to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	4.7	Amendment No. 3, dated as of May 5, 2000, to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	4.8	Amendment No. 4, dated as of October 1, 2000, to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	4.9	Amendment No. 5, dated as of April 17, 2002, to Note Agreement for the $140,000,000 6.82% Senior Notes due 2006 is incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	4.10	$40,000,000 Three Year Credit Agreement, dated as of December 23, 2003, by and among the Company, the Lenders party thereto and ABN AMRO BANK, N.V., as Administrative Agent, is incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Voting Trust Agreement

Not applicable.

(10)	Material Contracts

	10.1	Stockholder Agreement between the Company, Eastman Chemical Company and Danisco A/S, dated July 25, 2000, is incorporated herein by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 26, 2000.

	10.2	First Amendment to Stockholder Agreement, dated February 16, 2001, between the Company, Eastman Chemical Company and Danisco A/S is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	10.3	Second Amendment to Stockholder Agreement, dated November 15, 2002, between the Company, Eastman Chemical Company and Danisco A/S is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	10.4	Third Amendment to Stockholder Agreement, dated as of April 2, 2003, by and among the Company, Eastman Chemical Company and Danisco A/S is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

	10.5	Fourth Amendment to Stockholder Agreement by and among the Company, Eastman Chemical Company and Danisco A/S, dated as of January 27, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2005.

	#10.6	Form of Indemnification Agreement between the Company and its directors and executive officers is incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on July 24, 2000.

	10.7	Lease Agreement by and between the Company and The Board of Trustees of the Leland Stanford Junior University, dated May 22, 1995, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Palo Alto)

	10.8	Lease by and between the Company and the Board of Trustees of the Leland Stanford Junior University, dated January 30, 2003, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (Palo Alto supplemental lease)

	10.9	Lease Agreement between the Company and Meridian Centre Associates, L.P., dated August 16, 1999, as amended September 1, 1999, is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Rochester)

	10.10	Lease between Genencor International B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V., dated January 6, 1999, is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Leiden, the Netherlands)

	10.11	Deed of Economic Transfer between Genencor International B.V. and ABN AMRO Goed Lease en Financieringen B.V., dated January 6, 1999, is incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

	10.12	Lease agreement by and between the Company and Eastman Kodak Company, dated August 28, 1991, is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000. (Rochester)

	10.13	First Amendment to Lease, dated November 30, 2001, by and between the Company and Eastman Kodak Company is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	10.14	Second Amendment to Lease Agreement and Landlord Consent, dated July 8, 2002, by and between the Company and Eastman Kodak Company is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.15	Rental Agreement, originally dated April 29, 1966, between the City of Hanko and the Company’s ultimate predecessor-in-interest, Suomen Sokeri Osakeyhtio is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. (Hanko, Finland)

10.16	Amended and Restated Equity Joint Venture Contract between Genencor Mauritius Ltd. and Wuxi Enzyme Factory, dated May 10, 1998, is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

10.17	Agreement for the First Amendment to the Amended and Restated Equity Joint Venture Contract and First Amendment to the Amended and Restated Articles of Association, dated as of December 23, 2002, between Genencor Mauritius Ltd. and Wuxi Enzymes Factory is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*+10.18	Agreement for Transfer of Equity Interest, dated November 30, 2004, between Wuxi Enzyme Factory, Genencor Mauritius Ltd. and Genencor (Wuxi) Bio-Products Co., Ltd.

*+10.19	Contract Granting State-Owned Land Use Right, dated January 5, 2004, between Wuxi Land Resource Administration Bureau and Genencor (Wuxi) Bio-Products Co., Ltd.

#10.20	Senior Executive Relocation Policy is incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-36452) filed on June 26, 2000.

*#10.21	Promissory Note, dated December 21, 2001, from Mark Goldsmith and Anne Midler payable to the order of the Company.

#10.22	Employment Agreement, dated July 8, 2004, between the Company and Jean-Jacques Bienaimé is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

#10.23	Form of executive officer Employment Agreement is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

#10.24	Employment and Separation Agreement, dated May 1, 2004, between the Company and Stuart Melton is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+10.25	Enzyme Supply Agreement by and between the Company and Cargill, Incorporated, dated as of January 5, 2001, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

+10.26	Supply Agreement by and among The Procter & Gamble Manufacturing Company, The Procter & Gamble Company, Procter & Gamble International Operations SA, and P&G Northeast Asia PTE, Ltd., and the Company, executed October 17, 2001, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

+10.27	First Amendment to Supply Agreement by and between the Company and The Procter and Gamble Company, entered into as of January 1, 2003, is incorporated here in by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

+10.28	Amended and Restated Research Agreement, dated June 14, 2004, between Dow Corning Corporation and the Company is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+10.29	Enzyme Supply Agreement between the Company and Corn Products International, Inc., dated February 5, 2002, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

#10.30	Genencor International, Inc. Nonqualified Deferred Compensation Plan effective as of September 15, 2003 is incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

	#10.31	Genencor International, Inc. 2002 Omnibus Incentive Plan effective May 30, 2002 is incorporated herein by reference to Appendix A to the Company’s 2002 Definitive Proxy Statement filed on April 19, 2002.

	#10.32	Standard Form of Option Grant Agreement used by the Company to issue stock options pursuant to the Genencor International, Inc. 2002 Omnibus Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	#10.33	Residential Lease, dated August 20, 2004, between Raymond J. Land and Kathleen A. Land and the Company is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	*+10.34	Patent License Agreement, fully executed December 7, 2004, between agencies of the United States Public Health Service within the Department of Health of Human Services and the Company.

	*+#10.35	Genencor International, Inc. Variable Pay Plan (For Base Periods starting on an after January 1, 2004).

	#10.36	Compensation arrangement, as of December 7, 2004, with the Special Committee of the Company’s Board of Directors, is incorporated herein by reference to Exhibit (e)(12) to the Company’s Schedule 14D-9 filed on February 15, 2005.

(11)	Statement re computation of per share earnings

Not included as a separate exhibit as computation can be determined from Note 1 to the financial statements included in this Report under Item 8.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q, or quarterly report to security holders

(14)	Code of Ethics

	*14.1	Genencor International, Inc. Code of Conduct.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the Registrant

	*21.1	Subsidiaries of the Registrant.

(22)	Published report regarding matters submitted to a vote of security holders

Not applicable.

(23)	Consents of experts and counsel

	*23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	*31.1	(i)Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

	*31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

	*32.1	Section 1350 Certifications of each of the Chief Executive Officer and the Chief Financial Officer.

(99)	Additional Exhibits

Not applicable

*	Exhibits filed with this Report.

+	Confidential Treatment requested as to certain information which has been separately filed with the Securities and Exchange Commission pursuant to an application for such treatment.

#	Management contract or compensatory plan.